Form 10-Q
period 1995-03-31
SERV TECH INC /TX/
filed 1995-05-12
CIK 852485

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        ------------------------------

                                   FORM 10-Q

(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _________________


                              Commission file no.
                                    0-017888


                                SERV-TECH, INC.
             (Exact name of registrant as specified in its charter)



             TEXAS                                         74-1398757
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

       5200 CEDAR CREST BOULEVARD
             HOUSTON, TEXAS                                    77087
 (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:   (713) 644-9974



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                                                  No
             -----                                                    -----


         The number of shares of Common Stock issued and outstanding, par value $0.50 per share, as of May 8, 1995 was 6,504,778.

                        SERV-TECH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                        Page(s)
                                                                                        -------
PART I.    FINANCIAL INFORMATION
           Item 1.          Financial Statements
                Consolidated Balance Sheet
                March 31, 1995 (Unaudited) and December 31, 1994.......................    3

                Consolidated Statement of Income (Unaudited)
                Three Months Ended March 31, 1995 and 1994.............................    4

                Consolidated Statement of Cash Flows (Unaudited)
                Three Months Ended March 31, 1995 and 1994.............................    5

                Notes to Consolidated Financial Statements (Unaudited).................    6


           Item 2.          Management's Discussion and Analysis of
                            Financial Condition and Results of Operations..............    8


PART II.   OTHER INFORMATION

           Item 6.          Exhibits and Reports on Form 8-K............................  11


PART III.  SIGNATURES..................................................................   12


                        SERV-TECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                    March 31,             December 31,
                                                                                     1995                    1994
                                                                                ---------------          --------------
                                                                                  (unaudited)
                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..................................................      $ 13,481,012           $  1,851,431
   Accounts receivable, net...................................................        54,596,029             37,887,180
   Costs and estimated earnings in excess of billings on
     uncompleted contracts....................................................         1,266,887              3,172,181
   Inventory..................................................................         1,464,512              1,324,568
   Prepaid expenses...........................................................         1,089,208              1,636,979
   Deferred income taxes......................................................         4,322,866              3,580,581
                                                                                    ------------           ------------
         Total current assets.................................................        76,220,514             49,452,920

PROPERTY, PLANT AND EQUIPMENT, NET............................................        29,920,739             30,594,051
INVESTMENTS IN AND ADVANCES TO AFFILIATES.....................................         1,492,247                966,277
INTANGIBLE ASSETS, NET........................................................        15,659,432             15,943,203
OTHER ASSETS..................................................................         1,581,752              1,358,807
                                                                                    ------------           ------------
         Total assets.........................................................      $124,874,684           $ 98,315,258
                                                                                    ============           ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable...........................................................      $ 15,758,931           $ 11,578,853
   Accrued liabilities........................................................        15,362,525             13,500,090
   Billings in excess of costs and estimated earnings on
      uncompleted contracts...................................................        14,648,243              1,407,013
   Revolving line of credit...................................................         5,000,000                      -
   Other......................................................................         1,157,412                728,865
                                                                                    ------------           ------------
         Total current liabilities............................................        51,927,111             27,214,821

LONG-TERM DEBT, LESS CURRENT MATURITIES.......................................        15,034,944             15,025,140

DEFERRED INCOME TAXES.........................................................         4,692,398              4,649,227

MINORITY INTEREST.............................................................         1,175,817                862,429

CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 2,000,000 shares
     authorized; no shares issued and outstanding.............................                 -                      -
   Common stock, par value $.50, authorized 20,000,000
     shares; issued and outstanding shares of 6,504,778.......................         3,252,390              3,252,390
   Additional paid-in capital.................................................        41,828,709             41,828,709
   Retained earnings..........................................................         7,131,789              5,614,467
   Cumulative translation adjustment..........................................          (168,474)              (131,925)
                                                                                    ------------           ------------
         Total stockholders' equity...........................................        52,044,414             50,563,641
                                                                                    ------------           ------------
         Total liabilities and stockholders' equity...........................      $124,874,684           $ 98,315,258
                                                                                    ============           ============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               for the three months ended March 31, 1995 and 1994
                                  (unaudited)


                                                                                1995              1994
                                                                             -----------       -----------
REVENUES..............................................................       $71,550,375       $57,052,572

COSTS OF SERVICES.....................................................        59,001,813        48,524,201
                                                                             -----------       -----------
   Gross profit.......................................................        12,548,562         8,528,371

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..........................         9,174,720         5,617,213
                                                                             -----------       -----------
   Operating income...................................................         3,373,842         2,911,158

OTHER INCOME (EXPENSE):
   Interest expense...................................................          (412,563)         (361,690)
   Interest income....................................................            27,684           235,022
   Other, net.........................................................            59,078            (3,979)
                                                                             -----------       -----------
                                                                                (325,801)         (130,647)
                                                                             -----------       -----------

MINORITY INTEREST....................................................           (313,388)         (141,842)

EQUITY IN EARNINGS OF AFFILIATES.....................................            (24,331)            8,539
                                                                             -----------       -----------
INCOME BEFORE INCOME TAXES...........................................          2,710,322         2,647,208

PROVISION FOR INCOME TAXES...........................................          1,193,000         1,138,000
                                                                             -----------       -----------
NET INCOME...........................................................        $ 1,517,322       $ 1,509,208
                                                                             ===========       ===========
Earnings per share...................................................        $       .23       $       .25
                                                                             ===========       ===========

Weighted average common shares outstanding...........................          6,718,224         6,018,392
                                                                             ===========       ===========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1995 and 1994
                                  (unaudited)

                                                                                      1995                1994
                                                                                 ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................................      $  1,517,322          $  1,509,208
   Adjustments:
     Depreciation and amortization.........................................         1,567,420             1,223,420
     Provision for losses on accounts and notes receivable.................           432,460               132,012
     Deferred income taxes.................................................          (699,114)             (486,000)
     Equity in earnings of affiliates......................................            24,331                (8,539)
     Minority interest.....................................................           313,388               141,842
     Other.................................................................                 -                32,500
                                                                                 ------------          ------------
                                                                                    3,155,807             2,544,443
   Change in assets and liabilities, net of effect from acquisition of a business:
     Accounts receivable...................................................       (17,109,482)          (16,736,936)
     Net change in billings, costs and estimated earnings on
        uncompleted contracts..............................................        15,147,882             1,082,550
     Inventory.............................................................          (130,768)                    -
     Prepaid expenses......................................................           548,230                79,880
     Other assets..........................................................          (225,721)               75,764
     Accounts payable......................................................         4,154,643             5,062,491
     Accrued liabilities...................................................         1,844,257             3,329,052
     Other.................................................................           885,295             1,211,024
                                                                                 ------------          ------------
       Net cash provided by (used in) operating activities.................         8,270,143            (3,351,732)
                                                                                 ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................................          (599,564)             (620,385)
   Investments in and advances to affiliates...............................          (550,301)           (1,561,212)
   Acquisition of business, net of cash acquired...........................                 -            (2,415,529)
   Intangible assets.......................................................            (7,333)              (34,021)
                                                                                 ------------          ------------
         Net cash used in investing activities.............................        (1,157,198)           (4,631,147)
                                                                                 ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt..........................................        10,000,000                     -
   Principal payments of debt..............................................        (5,481,673)               (6,556)
   Payments of dividends on preferred stock of a subsidiary................                 -               (20,002)
                                                                                 ------------          ------------
         Net cash provided by (used in) financing activities...............         4,518,327               (26,558)
                                                                                 ------------          ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS.............................................................            (1,691)                    -
                                                                                 ------------          ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................        11,629,581            (8,009,437)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................         1,851,431            15,144,922
                                                                                 ------------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................      $ 13,481,012          $  7,135,485
                                                                                 ============          ============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          -------------------------

                                  (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Serv-Tech, Inc., and its majority-owned subsidiaries ("Company"). The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994, and should be read in conjunction therewith.

         In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's consolidated financial position at March 31, 1995, and the consolidated results of its operations and cash flows for the three months ended March 31, 1995 and 1994. Interim results are not necessarily indicative of results for a full year.

2.       FINCHAA SUGAR MILL PROJECT

         During the first quarter of 1995, F. C. Schaffer & Associates ("Schaffer"), a subsidiary of the Company, secured an $83 million contract to engineer, design, procure and construct a 4,000 metric ton cane-per-day sugar refinery and 45,000 liter-per-day ethanol plant in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997 followed by a twelve month training and warranty period. In conjunction with the effectiveness of the contract, the Company received an advance payment equal to 20% of the contract value. Cash and cash equivalents at March 31, 1995, consisted primarily of unused proceeds from the advanced payment. Such cash balances are available to fund the Finchaa project only and cannot be used for working capital requirements outside of the project. The Company has issued letters of credit to support performance and the 20% advance payment. Such letters of credit total approximately $24.7 million. Contractual payment amounts to Schaffer will be supported by a revolving letter of credit to be issued by the Ethiopian government via the African Development Bank.

         In accordance with the terms of the Schaffer acquisition agreement, former shareholders of that company will participate in the earnings of the Finchaa project. This deferred purchase price is estimated to be in the range of 30-35% of the project profits and will be recognized as an expense, as earned, over the life of the project.

3.       DEBT

         At March 31, 1995, the Company maintained a revolving line of credit agreement with a bank (the "Revolving Note"). The Revolving Note provides for borrowings up to $20 million. Interest is payable monthly, at rates not exceeding the bank's prime rate. The Revolving Note contains certain covenants which require, among other things, that the Company maintain (1) minimum tangible net worth, (2) minimum ratio of total liabilities to adjusted net worth, (3) minimum current ratio, and (4) a minimum fixed charge coverage ratio. The Revolving Note is not collateralized and the Company pays a commitment fee of .25% on the unused portion. At March 31, 1995, $5.0 million was outstanding under the Revolving Note. The Company is currently in the process of negotiating a two year extension and an increase in the line of credit to $35 million.


4.       BUSINESS SEGMENTS

         Summarized financial information by business segment for the three month periods ended March 31, 1995 and 1994, is set forth below (dollars in thousands):

                                                                           Corporate
1995                      Services            EPC             SECO          & Other      Consolidated
- - ----                      --------            ---             ----         --------      ------------
  Revenues                $  47,159      $   11,226       $   10,805      $    2,360       $  71,550
  Operating income            3,471             942              363          (1,402)          3,374

1994
- - ----
  Revenues                $  43,180      $    1,732       $   11,551      $      590       $  57,053
  Operating income            3,804              92              589          (1,574)          2,911


5.       CONTINGENCIES

         The Company is involved in various claims and disputes incidental to its business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

         At March 31, 1995, the Company had irrevocable letters of credit outstanding of approximately $29.5 million. The letters of credit were issued primarily to guarantee certain of the Company's insurance programs and to support job performance on the Finchaa Sugar Mill Project (see Note 2).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Consolidated revenues for the first quarter of 1995 were $71.6 million, an increase of $14.5 million, or 25.4%, over first quarter 1994 consolidated revenues of $57.1 million. The increase is attributable primarily to higher levels of activity in the specialty turnaround business, Serv-Tech Services ("Services"), and the engineering, procurement and construction business, Serv-Tech EPC ("EPC").

         The first quarter revenues of Services included $9.2 million generated by the refractory group, Hartney Industrial Services ("Hartney"), acquired in June 1994. Additionally, the first quarter revenues of EPC included $4.0 million attributable to the Finchaa Sugar Refinery and Ethanol Plant Project which is in its early stages and no associated gross profits have been recorded to date. Excluding the effect of the Finchaa Project revenue, the first quarter gross profit percentage was 18.6%.

         Consolidated selling, general and administrative expenses were $9.2 million in the first quarter of 1995, an increase of $3.6 million, or 63.3%, over the comparable period of 1994. The increase is attributable primarily to the acquisitions of Hartney and Chemisolv Holdings, Inc. ("Chemisolv") during the last half of 1994, increase in goodwill amortization and expansion of the Company's EPC business. The increase in overhead is consistent with the higher level of activity and growth of the Company. Selling, general and administrative expenses, as a percentage of revenues, decreased from 16.7% in the fourth quarter of 1994 to 12.8% in the first quarter of 1995. Management believes overhead expenses have been positively impacted by the strategic reorganization and cost reduction program implemented for 1995.

         Interest income for the first quarter of 1995 decreased $0.2 million, or 88.2%, resulting from lower available cash balances during the quarter.

         Minority interest expense increased $172,000, or 120.9%, due to increased earnings of the Company's majority owned consolidated subsidiary, ST Piping, Inc.

SERVICES

         Services generated revenues of $47.2 million for the first quarter of 1995, an increase of $4.0 million, or 9.2%, over the first quarter of 1994. Hartney, the refractory subsidiary acquired in June 1994, contributed $9.2 million in revenues for the 1995 period.

         Operating income for the first quarter of 1995 was $3.5 million, a decrease of $0.3 million, or 8.8%, over the same period of 1994. The higher level of revenues and gross profit were offset by an increase in selling, general and administrative expenses, attributable primarily to the acquisition of Hartney during the second quarter of 1994. Selling, general and administrative expenses, as a percentage of Services revenues, decreased from 11.1% in the fourth quarter of 1994 to 9.3% in the first quarter of 1995.

EPC

         EPC revenues increased $9.5 million to $11.2 million, resulting primarily from the introduction of procurement and construction services in the latter half of 1994. As previously discussed, EPC revenues included approximately $4.0 million attributable to the Sugar Refinery and Ethanol Plant Project in Finchaa, Ethiopia. Since the project is in the early stages, no gross profits have been recognized.

         Operating income for the first quarter of 1995 was $0.9 million, an increase of $0.8 million. Excluding the effects of the Finchaa Project discussed above, operating income as a percentage of revenues was 13.0% for the
first quarter of 1995 compared to 5.3% for the same period of 1994.   The
increase is due to the higher level of activity which was partially offset by an increase in overhead expenses. The increase in selling, general and administrative expenses resulted primarily from the expansion of these services in the latter half of 1994 and are consistent with the increased level of activity during the first quarter of 1995.

SECO

         SECO revenues totaled to $10.8 million for the first quarter of 1995, a decrease of $0.7 million, or 6.5%, from the comparable period of 1994. In January 1995 SECO was awarded the electrical and instrumentation installation on Shell's Mars deepwater production platform. The project, which was to begin during the first quarter of 1995, was delayed until the second quarter of 1995, resulting in a decrease in revenues. Revenues for the remainder of 1995 are expected to increase as the Mars project is completed (scheduled for the fourth quarter of 1995).

         Operating income which was $0.4 million in the first quarter of 1995 decreased $0.2 million, or 38.3%, over the first quarter of 1994. The decrease is due primarily to increased selling, general and administrative expenses resulting from the international expansion of these services.

OTHER

         Serv-Tech Environmental ("Environmental") revenues were approximately $2.4 million in the first quarter of 1995. In November 1994 the Company acquired the remaining 50.0% interest in Chemisolv Holdings, Inc. ("Chemisolv"), a performance chemical company. Chemisolv contributed approximately $1.5 million to first quarter 1995 revenues. The remaining $0.9 million in revenues was generated by Terminal Technologies, Inc., the tank cleaning unit of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures for the first quarter of 1995, excluding acquisitions, were approximately $0.6 million. These expenditures were primarily for the purchase and manufacture of equipment necessary to support the Company's business activities. Capital expenditures for the remainder of 1995, excluding acquisitions, are expected to be approximately $3.4 million.

         At March 31, 1995, the Company's working capital totaled approximately $24.3 million. The Company has been able to finance its working capital requirements primarily through its cash flows from operations and bank borrowings. The Company maintains a $20 million revolving line of credit with a bank. The Company is currently in the process of negotiating a two year extension and an increase in the line of credit to $35.0 million, to support its growing operations. At March 31, 1995, $5.0 million was outstanding under the revolving line of credit. These amounts are expected to be repaid during the second and third quarters of 1995 as receivables are collected from the seasonably high point of the Company's turnaround maintenance business. In addition, the Company has $15 million in 8.41 percent Senior Notes Payable due June 2003. The continued expected growth of the Company will require additional working capital needs. As discussed above, the Company is currently negotiating an increase in its working capital line of credit necessary to facilitate such anticipated growth.

         As further discussed in Note 2 of Notes to Consolidated Financial Statements, the Company secured an $83.0 million contract to engineer, design, procure and construct a 4,000 metric ton cane per day sugar refinery and 45,000 liter per day ethanol facility in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997. In the first quarter of 1995, the Company received an advanced payment equal to 20 percent of the contract value. Cash and cash equivalents at March 31, 1995, consisted primarily of unused proceeds from the advanced payment. Such cash balances are available to fund the Finchaa project only and cannot be used for other working capital requirements. The Company has issued letters of credit to support performance and the 20 percent advance payment. Such letters of credit total approximately $24.7 million.
Contractual payments to the Company will be supported by a revolving letter of credit to be issued by the Ethiopian government via the African Development Bank. The project is expected to be self funding and therefore should not require working capital support other than that received from the project owner.

         For the three months ended March 31, 1995, net cash flows from operations were $8.3 million resulting primarily from net income of $1.5 million, depreciation and amortization of $1.6 million, increase in accounts payable and accrued liabilities of $6.0 million, and a $15.1 million increase in net billings and costs on uncompleted contracts offset partially by a $17.1
million increase in accounts receivable.   In addition, the Company received a
federal income tax refund of approximately $2.0 million in March 1995. The increase in net billings and costs on uncompleted contracts resulted primarily from the 20% advance payment received on the Finchaa, Ethiopia, Project (see
Note 2 of Notes to Consolidated Financial Statements). The increases in accounts receivable, accounts payable and accrued liabilities were due to the higher level of business activity during the first quarter of 1995. Net expenditures used in investing activities were $1.2 million, consisting primarily of $0.6 million in capital expenditures and $0.6 million in advances to affiliates. Cash flows from financing activity totaled $4.5 million resulting primarily from net proceeds from borrowings.

         Backlog totaled $159.7 million at March 31, 1995, versus $88.1 million at December 31, 1994. The increase in backlog is attributable primarily to the $83 million Finchaa Project and the recently announced Shell "Mars" Project.

                                    PART II

                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits
                 27.1 Financial Data Schedule

         (b)     Reports on Form 8-K
                 The Company filed a Current Report on Form 8-K dated April 18, 1995, with the Securities and Exchange Commission in connection with a change in Certifying Accountants.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SERV-TECH, INC.


By               David P. Tusa
- - ----------------------------------------------
                 David P. Tusa
              Sr. Vice President,
           Finance and Administration

Date              May 12, 1995
- - ----------------------------------------------



By              Dale W. Wilhelm
- - ----------------------------------------------
                Dale W. Wilhelm
              Corporate Controller

Date              May 12, 1995
- - ----------------------------------------------