Form 10-Q
period 1995-06-30
SERV TECH INC /TX/
filed 1995-08-14
CIK 852485

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        _____________________________


                                   FORM 10-Q
(mark one)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

                                       OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________


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


         Yes  ____X___                                       No  ________




         The number of shares of Common Stock issued and outstanding, par value $0.50 per share, as of August 8, 1995 was 6,732,278.

                        SERV-TECH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                          Page(s)
                                                                                          -------
PART I.  FINANCIAL INFORMATION
         Item 1.    Financial Statements
             Consolidated Balance Sheet
             June 30, 1995 (Unaudited) and December 31, 1994........................           3

             Consolidated Statement of Income (Unaudited)
             For the Three Months and Six Months Ended
             June 30, 1995 and 1994.................................................           4

             Consolidated Statement of Cash Flows (Unaudited)
             For the Six Months Ended June 30, 1995 and 1994........................           5

             Notes to Consolidated Financial Statements (Unaudited).................           6


         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...................           9


PART II.            OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders.............          13
         Item 6.    Exhibits and Reports on Form 8-K................................          13


PART III.           SIGNATURES.........................................................       14


                        SERV-TECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                             June 30,      December 31,
                                                                              1995             1994
                                                                           -----------      -----------
                         ASSETS                                            (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents..........................................      $  9,512,829    $ 1,851,431
   Accounts receivable, net...........................................        48,647,265     37,887,180
   Costs and estimated earnings in excess of billings on
     uncompleted contracts............................................         5,617,233      3,172,181
   Inventory..........................................................         2,499,978      1,324,568
   Prepaid expenses...................................................         1,104,266      1,636,979
   Deferred income taxes..............................................         4,249,270      3,580,581
                                                                            ------------    -----------
         Total current assets.........................................        71,630,841     49,452,920
PROPERTY, PLANT AND EQUIPMENT, NET....................................        30,324,165     30,594,051
INVESTMENTS IN AND ADVANCES TO AFFILIATES.............................           255,965        966,277
INTANGIBLE ASSETS, NET................................................        17,388,962     15,943,203
OTHER ASSETS..........................................................         2,138,891      1,358,807
                                                                            ------------    -----------
         Total assets.................................................      $121,738,824    $98,315,258
                                                                            ============    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable...................................................      $ 16,766,744    $11,578,853
   Accrued liabilities................................................        16,999,265     13,500,090
   Billings in excess of costs and estimated earnings on
      uncompleted contracts...........................................         6,833,287      1,407,013
   Revolving line of credit...........................................         5,500,000             --
   Other..............................................................           284,450        728,865
                                                                            ------------    -----------
         Total current liabilities....................................        46,383,746     27,214,821

LONG-TERM DEBT, LESS CURRENT MATURITIES...............................        15,468,458     15,025,140
DEFERRED INCOME TAXES.................................................         4,765,701      4,649,227
MINORITY INTEREST AND OTHER...........................................           630,402        862,429
CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 2,000,000 shares
     authorized; no shares issued and outstanding.....................                --             --
   Common stock, par value $.50, authorized 20,000,000
     shares; issued and outstanding shares of 6,712,278
     and 6,504,778, respectively......................................         3,356,139      3,252,390
   Additional paid-in capital.........................................        43,334,958     41,828,709
   Retained earnings..................................................         7,798,078      5,614,467
   Cumulative translation adjustment..................................             1,342       (131,925)
                                                                            ------------    -----------
         Total stockholders' equity...................................        54,490,517     50,563,641
                                                                            ------------    -----------
         Total liabilities and stockholders' equity...................      $121,738,824    $98,315,258
                                                                            ============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)

                                                        For the Three Months           For the Six Months
                                                           Ended June 30,                  Ended June 30,
                                                       --------------------------    ---------------------------
                                                           1995          1994            1995           1994
                                                       -----------    -----------    ------------    -----------
REVENUES............................................   $65,747,796    $32,210,355    $137,298,168    $89,262,927

COSTS OF SERVICES...................................    54,431,826     24,600,296     113,433,639     73,124,497
                                                       -----------    -----------    ------------    -----------
     Gross profit...................................    11,315,970      7,610,059      23,864,529     16,138,430

SELLING, GENERAL & ADMINISTRATIVE
   EXPENSES.........................................     9,569,994      6,321,722      18,744,711     11,938,935
                                                       -----------    -----------    ------------    -----------
     Operating income...............................     1,745,976      1,288,337       5,119,818      4,199,495
                                                       -----------    -----------    ------------    -----------
OTHER INCOME (EXPENSE):
     Interest expense...............................      (504,073)      (324,854)       (916,635)      (686,544)
     Interest income................................        15,847        124,822          43,531        359,844
     Other, net.....................................        44,025        (22,331)        103,102        (26,310)
                                                       -----------    -----------    ------------    -----------
                                                          (444,201)      (222,363)       (770,002)      (353,010)
                                                       -----------    -----------    ------------    -----------
MINORITY INTEREST AND OTHER.........................      (247,487)      (100,701)       (560,875)      (242,543)
EQUITY IN LOSSES OF AFFILIATES......................             -        (86,535)        (24,331)       (77,996)
                                                       -----------    -----------    ------------    -----------
INCOME BEFORE INCOME TAXES..........................     1,054,288        878,738       3,764,610      3,525,946
PROVISION FOR INCOME TAXES..........................       388,000        378,000       1,581,000      1,516,000
                                                       -----------    -----------    ------------    -----------
NET INCOME..........................................   $   666,288    $   500,738    $  2,183,610    $ 2,009,946
                                                       ===========    ===========    ============    ===========
     Earnings per share.............................   $      0.10    $       .08    $        .32    $       .33
                                                       ===========    ===========    ============    ===========
     Weighted average common shares
     outstanding....................................     6,734,343      6,050,682       6,726,574      6,034,127
                                                       ===========    ===========    ============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                  (unaudited)

                                                                              1995             1994
                                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................        $  2,183,610      $ 2,009,946
Adjustments:
     Depreciation and amortization..................................           3,381,400        2,608,772
     Provision for losses on accounts and notes receivable..........             435,556          226,746
     Deferred income taxes..........................................            (452,722)         (44,000)
     Equity in losses of affiliates.................................              24,331           77,996
     Minority interest and other....................................             560,875          242,543
     Other..........................................................             (20,582)          90,254
                                                                            ------------      -----------
                                                                               6,112,468        5,212,257
     Change in assets and liabilities, net of effect from acquisi-
     tions of businesses:
       Accounts receivable..........................................         (10,939,027)        (983,134)
       Net change in costs, estimated earnings and billings on
         uncompleted contracts......................................           2,981,222        3,034,218
       Inventory....................................................            (758,065)              --
       Prepaid expenses and other current assets....................             546,527          (20,133)
       Other assets.................................................            (776,696)        (154,663)
       Accounts payable.............................................           4,919,529       (5,284,985)
       Accrued liabilities..........................................           3,416,942         (115,390)
                                                                            ------------      -----------
         Net cash provided by operating activities..................           5,502,900        1,688,170
                                                                            ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.............................................          (2,013,586)      (2,508,350)
   Investments in and advances to affiliates........................            (290,263)      (1,553,190)
   Acquisition of businesses, net of cash acquired..................            (625,514)      (1,641,866)
   Intangible assets................................................            (201,595)         (22,455)
   Proceeds from disposition of property, plant and
     equipment .....................................................             140,000               --
                                                                            ------------      -----------
         Net cash used in investing activities......................          (2,990,958)      (5,725,861)
                                                                            ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt...................................          13,000,000               --
   Principal payments of debt.......................................          (7,918,110)      (3,530,783)
   Proceeds from issuance common stock..............................              66,187               --
   Proceeds of dividends on preferred stock of a subsidiary.........                  --          (40,000)
                                                                            ------------      -----------
         Net cash provided by (used in) financing activities........           5,148,077       (3,570,783)
                                                                            ------------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS.................................................               1,379               --
                                                                            ------------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................           7,661,398       (7,608,474)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................           1,851,431       15,144,922
                                                                            ------------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................        $  9,512,829      $ 7,536,448
                                                                            ============      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            ----------------------

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

         In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's consolidated financial position at June 30, 1995, and the consolidated results of its operations and cash flows for the three and six months ended June 30, 1995 and 1994. Interim results are not necessarily indicative of results for a full year.

2.       FINCHAA SUGAR MILL PROJECT

         During the first quarter of 1995, F. C. Schaffer & Associates ("Schaffer"), a subsidiary of the Company, secured an $83 million contract to engineer, design, procure and construct a 4,000 metric ton cane-per-day sugar refinery and 45,000 liter-per-day ethanol plant in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997 followed by a twelve month training and warranty period. In conjunction with the effectiveness of the contract, the Company received an advance payment equal to 20% of the contract value. Cash and cash equivalents at June 30, 1995, consisted primarily of unused proceeds from the advanced payment. Such cash balances are available to fund the Finchaa project only and cannot be used for working capital requirements outside of the project. The Company has issued letters of credit to support performance and the 20% advance payment. Such letters of credit total approximately $24.7 million. Contractual payment amounts to Schaffer are supported by a revolving letter of credit issued by the Ethiopian government via the African Development Bank.

         In accordance with the terms of the Schaffer acquisition agreement, former shareholders of that company participate in the earnings of the Finchaa project. This deferred purchase price is estimated to be in the range of 30-35% of the project profits and is recorded, as earned, over the life of the project. The amounts accrued under the arrangement totaled $191,596 at June 30, 1995, and are reflected in the income statement as minority interest and other.

         As of June 30, 1995, the Finchaa project was approximately 13% complete. Revenues from the Finchaa project for the three and six months ended June 30, 1995, were $6.8 million and $10.7 million, respectively. Gross profit recognized from the project for both the three and six months ended June 30, 1995 was $0.6 million.

3.       ACQUISITION

         Effective May 18, 1995, the Company acquired an additional 20% of the outstanding common stock of its specialty welding subsidiary, ST Piping, Inc., from the minority shareholders of that company. Consideration for the purchase consisted of $600,000 cash and 180,000 shares of Company common stock with a fair market value of approximately $1.4 million (total consideration of $2.0 million). ST Piping, Inc. was formed in January 1991, between the Company (70% owner) and the Management Group of that company. This transaction now brings the Company ownership to 90%. This acquisition has been accounted for using the purchase method of accounting; accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The purchase price and expenses associated with the acquisition exceeded the fair value of net assets by approximately $1.2 million and is included in intangible assets. The Company's consolidated financial statements have included the results of operations of ST Piping, Inc. since January 1, 1991.

4.       DEBT

         In May 1995 the Company increased its revolving credit facility from $20.0 million to $35.0 million by entering into a Revolving Credit Agreement with two banks ("Revolving Note"). The Revolving Note is not collateralized and expires May 1997. Interest is payable monthly, at rates not exceeding the bank's prime rate. The Company pays a commitment fee of .25% on the unused portion. The Revolving Note contains certain covenants which require, among other things, that the Company maintain (1) minimum consolidated tangible net worth, (2) minimum consolidated net worth, (3) funded debt coverage ratio, and
(4) fixed charge coverage ratio. In addition, the Revolving Note provides certain restrictions on the payment of dividends. At June 30, 1995, working capital borrowings of $5.5 million were outstanding under the Revolving Note.

5.       BUSINESS SEGMENTS

         Summarized financial information by business segment is set forth below (dollars in thousands):

Three months ended June 30,

                                                                           Corporate
1995                      Services            EPC             SECO          & Other      Consolidated
----                      --------            ---             ----         --------      ------------
  Revenues                $   31,738     $    19,413      $    12,274     $     2,323      $65,748
  Operating income               907           1,488              795          (1,444)       1,746

1994
----
  Revenues                $   18,534     $     1,995      $    11,382     $       299      $32,210
  Operating income             1,290             163              644            (809)       1,288

Six months ended June 30,
                                                                           Corporate
1995                      Services            EPC             SECO          & Other      Consolidated
----                      --------            ---             ----         --------      ------------
  Revenues                $   78,898     $    30,639      $    23,079     $     4,682     $137,298
  Operating income             4,378           2,441            1,158          (2,857)       5,120

1994
----
  Revenues                $   62,142     $     3,727      $    22,933     $       461      $89,263
  Operating income             5,107             255            1,232          (2,395)       4,199


6.       CONTINGENCIES

         The Company is involved in various claims and disputes incidental to its business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

         At June 30, 1995, the Company had irrevocable letters of credit outstanding of approximately $29.7 million. The letters of credit were issued primarily to guarantee certain of the Company's insurance programs and to support job performance on the Finchaa Sugar Mill Project (see Note 2).

7.       SUPPLEMENTAL CASH FLOW INFORMATION

         Components of cash used for acquisitions as reflected in the consolidated statements of cash flows for the six months ended June 30, 1995 and 1994 are summarized as follows:

                                                                                        1995           1994
                                                                                        ----           ----
         Fair value of current assets, net of
            cash acquired.......................................................   $    623,917      $   8,355,560
         Fair value of noncurrent assets, excluding
            intangibles.........................................................        342,895          4,811,749
         Intangibles*...........................................................        531,216          1,127,864
         Minority interest*.....................................................        600,000                 --
         Liabilities assumed....................................................     (1,472,514)       (12,653,307)
                                                                                   ------------      -------------
                                                                                   $    625,514      $   1,641,866
                                                                                   ============      =============

         * Net of $1.5 million in 1995 and $2.6 million in 1994 of non-cash consideration.

         The issuance of 197,500 shares of Company common stock with a fair market value of approximately $1.5 million issued in connection with acquisitions (Note 3), has been excluded from the consolidated statement of cash flows for the six months ended June 30, 1995. The issuance of 450,000 shares of Company common stock with a fair market value of approximately $3.7 million, in connection with the June 1994 acquisition of Hartney Industrial Services, Inc. has been excluded from the consolidated statement of cash flows for the six months ended June 30, 1994.

8.       SUBSEQUENT EVENT

         In August 1995, Richard W. Krajicek retired as Chairman of the Company. Mr. Krajicek has been subsequently retained by the Company under a five year consulting arrangement. Mr. Krajicek, along with certain family members, owns 815,491 common shares of Company stock. The Company has agreed to pay Mr. Krajicek an amount equal to the shortfall, if any, between the average sales price and $8.00 per share up to 203,873 shares sold per year commencing on November 9, 1995, and ending on November 9, 1999. The average sales price, related to stock sold, shall be computed in arrears at the end of each twelve month period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          Consolidated revenues for the second quarter of 1995 were $65.7 million, more than double revenues of $32.2 million for the same period of 1994. Consolidated revenues for the first half of 1995 were $137.3 million, an increase of $48.0 million, or 53.8%, over the comparable 1994 period. The increase is attributable primarily to higher levels of activity in the specialty turnaround maintenance business, Serv-Tech Services ("Services") and the engineering, procurement and construction subsidiary, Serv-Tech EPC ("EPC").

         Services revenues for the three month and six month periods ended June 30, 1995, include $5.0 million and $14.2 million, respectively, generated by the refractory group, Hartney Industrial Services ("Hartney"), acquired in June 1994. Additionally, EPC revenues for the three and six month periods ended June 30, 1995, include $6.8 million and $10.7 million, respectively, attributable to the Finchaa Sugar Refinery and Ethanol Plant Project, which was approximately 13.0% complete at June 30, 1995.

         Consolidated gross profit margins as a percentage of revenues decreased from 23.6% for the second quarter of 1994 to 17.2% for the second quarter of 1995, and 18.1% for the first half of 1994 to 17.4% for the first half of 1995. The decline in gross profit margins reflect lower than expected profits from a few projects within Services. In addition, gross profits for the three and six month periods of 1995 include $0.6 million from the Finchaa project discussed above. Excluding the Finchaa project, gross profit percentages for the three and six months ended June 30, 1995, were 18.2% and 18.4%, respectively.

         Consolidated selling, general and administrative expenses were $9.6 million in the second quarter of 1995, an increase of $3.2 million, or 51.4%, over the second quarter of 1994. For the six months ended June 30, 1995, consolidated selling, general and administrative expenses were $18.7 million, an increase of $6.8 million, or 57.0%, over the same period of 1994. The increase is attributable primarily to acquisitions in the latter half of 1994 and in 1995 including Hartney in June 1994, increase in goodwill amortization, and expansion of the Company's EPC business. The increase in consolidated selling, general and administrative expenses is also consistent with the higher level of activity and growth of the Company. Additionally, as a percentage of revenues consolidated overhead declined from 19.6% in the second quarter of 1994 to 14.6% in the second quarter of 1995 and has remained relatively flat for the year to date periods. Management believes overhead expenses have been positively impacted by the Company's cost reduction program initiated in the fourth quarter of 1994.

         Interest expense increased $0.2 million for both the three and six month periods ended June 30, 1995, to $0.5 million and $0.9 million, respectively. The increase is due to borrowings during 1995 under the Company's line of credit necessary to support the higher level of business activity.

         Interest income decreased $0.3 million during the first half of 1995, resulting from lower available cash balances during the period.

         Minority interest and other for the three and six month periods of 1995 include the earnings participation in the estimated profits, of approximately $0.2 million, of the Finchaa project (see Note 2 of Notes to Consolidated Financial Statements). Effective May 18, 1995, the Company acquired an additional 20% of the outstanding common stock of ST Piping, Inc. from the minority shareholders of that company. Prior to the acquisition the Company owned 70% (see Note 3 of Notes to Consolidated Financial Statements).

SERVICES

         Services generated revenues of $31.7 million for the second quarter of 1995, an increase of $13.2 million, or 71.2%, over the second quarter of 1994. For the six months ended June 30, 1995, Services revenues amounted to $78.9 million, an increase of $16.8 million, or 27.0%, over the same period of 1994. The increase is attributable to (i) the acquisition of Hartney in June 1994, which contributed revenues of $5.0 million and $14.2 million for the three and six months ended June 30, 1995, respectively, and (ii) a higher level of business activity throughout the turnaround maintenance business.

         Operating income for the second quarter of 1995 amounted to $0.9 million, a decrease of $0.4 million over the same period of 1994. Operating income for the first half of 1995 totaled $4.4 million, a decrease of $0.7 million from the comparable period of 1994. The decrease is attributable to lower than expected profits on certain turnaround maintenance projects during the second quarter of 1995 and increased selling, general and administrative expenses. The increase in overhead expenses is attributable primarily to the acquisition of Hartney in June 1994. Selling, general and administrative as a percentage of revenues for the first half of 1995 of 10.7% has decreased from 11.1% in the fourth quarter of 1994. Management believes that overhead expenses have been positively impacted by the strategic reorganization and cost reduction program implemented for 1995.

EPC

         EPC revenues increased from $2.0 million for the second quarter of 1994 to $19.4 million for the second quarter of 1995 representing an increase of $17.4 million. Revenues increased $26.9 million for the first half of 1995 over the same period of 1994, to $30.6 million. The increase resulted primarily from the introduction of procurement and construction services in the latter half of 1994. As previously discussed, EPC revenues included approximately $6.8 million and $10.7 million for the three and six month periods ended June 30, 1995, respectively, attributable to the Sugar Refinery and Ethanol Plant Project in Finchaa, Ethiopia.

         Operating income was $1.5 million for the second quarter of 1995, an increase of $1.3 million over the corresponding quarter of 1994. Operating income was $2.4 million for the first half of 1995 an increase of $2.2 million over the first half of 1994. Excluding the Finchaa project discussed above, operating income as a percentage of revenue was 9.2% for the six months ended June 30, 1995, compared to 6.8% for the same period of 1994. The increase is due to the higher level of activity which was partially offset by an increase in overhead expenses. The increase in selling, general and administrative expenses resulted primarily from the expansion of these services in the latter half of 1994 and are consistent with the increased level of activity during 1995.

SECO

         SECO Industries ("SECO"), the electrical and instrumentation subsidiary contributed revenues of $12.3 million to the second quarter of 1995, an increase of $0.9 million, or 7.8%, over the same period of 1994. In January 1995, SECO was awarded the electrical and instrumentation installation on Shell's Mars deepwater production platform. The installation, which was partially performed during the second quarter of 1995, accounted for the majority of the increase in revenues. Revenues for the first half of 1995 amounted to $23.1 million consistent with revenues for the same period of 1994. Revenues for the 1995 fiscal year are anticipated to be consistent with the 1994 level.

         Operating income was $0.8 million for the second quarter of 1995, an increase of $0.2 million over the corresponding quarter of 1994. The increase is primarily due to the higher level of revenues and related gross profit which was partially offset by increased selling, general and administrative expenses. The increase in overhead is due primarily to the international expansion of these services. Operating income for the six months ended June 30, 1995 amounted to $1.2 million and is relatively unchanged from the same period of 1994 resulting primarily from the consistent level of business activity.

OTHER

         Serv-Tech Environmental revenues amounted to $3.1 million for the second quarter of 1995 and $5.5 million for the six months ended June 30, 1995. In November 1994, the Company acquired the remaining 50.0% interest in Chemisolv Holdings, Inc. ("Chemisolv"), a performance chemical company. Chemisolv contributed approximately $1.3 million and $2.8 million to the three and six month periods ended June 30, 1995, respectively. Terminal Technologies, Inc., the tank cleaning business, generated revenues of $1.6 million and $2.4 million for the three and six month periods ended June 30, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures for the first half of 1995, excluding acquisitions, were approximately $2.0 million. These expenditures were primarily for the purchase and manufacture of equipment necessary to support the Company's business activities. Capital expenditures for the remainder of 1995, excluding acquisitions, are expected to be approximately $1.5 million.

         At June 30, 1995, the Company's working capital totaled approximately $25.2 million. The Company has been able to finance its working capital requirements primarily through its cash flows from operations and bank borrowings. In May 1995, the Company entered into a Revolving Credit Agreement with two banks and increased its line of credit from $20.0 million to $35.0 million which expires in May 1997 (see Note 4 of Notes to Consolidated Financial Statements). The additional funds were required to support the Company's growing operations. At June 30, 1995, $5.5 million was outstanding under the Revolving Credit Agreement. Available borrowings under the Revolving Credit Agreement amounted to $24.5 million at June 30, 1995. In addition, the Company has $15 million in 8.41 percent Senior Notes Payable due June 2003.
The continued expected growth of the Company will require additional working capital needs.

         As further discussed in Note 2 of Notes to Consolidated Financial Statements, the Company secured an $83.0 million contract to engineer, design, procure and construct a 4,000 metric ton cane per day sugar refinery and 45,000 liter per day ethanol facility in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997. In the first quarter of 1995, the Company received an advanced payment equal to 20% of the contract value. Cash and cash equivalents at June 30, 1995, consisted primarily of unused proceeds from the advanced payment. Such cash balances are available to fund the Finchaa project only and cannot be used for other working capital requirements. The Company has issued letters of credit to support performance and the 20% advance payment. Such letters of credit total approximately $24.7 million.
Contractual payments to the Company are supported by a revolving letter of credit issued by the Ethiopian government via the African Development Bank.
The project is expected to be self funding and therefore should not require working capital support other than that received from the project owner.

         For the six months ended June 30, 1995, net cash flows from operations were $5.5 million resulting primarily from net income of $2.2 million, depreciation and amortization of $3.4 million, increase in accounts payable and accrued liabilities of $8.3 million, and a $3.0 increase in net billings, costs and estimated earnings on uncompleted contracts offset partially by a $10.9 million increase in accounts receivable. The increase in accounts payable, accrued liabilities and accounts receivable were due to the higher level of business activity during the first half of 1995. The increase in net billings, cost and estimated earnings resulted primarily from the unspent portion of the 20% advance payment received on the Finchaa, Ethiopia, project (see Note 2 of Notes to Consolidated financial Statements) which has been offset partially by increased activity in other business areas. Net cash used in investing activities were $3.0 million, consisting primarily of $2.0 million in capital expenditures and $0.6 million in acquisitions of businesses (see Note 3 of Notes to Consolidated Financial Statements). Cash flows from financing activity totaled $5.1 million resulting primarily from net borrowing under the Revolving Credit Agreement.

         Backlog totaled $160.1 million at June 30, 1995, versus $159.7 million at March 31, 1994.

                                    PART II

                               OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 At its Annual Meeting of Stockholders on May 18, 1995, the stockholders voted on the following matters:

                 1. Approved and adopted the 1995 Serv-Tech, Inc. Long Term Incentive Plan with the authority to award up to 300,000 shares pursuant to such plan.

                       Holders of 4,633,835 shares voted for the amendment, 1,045,007 voted against the amendment, and 9,208 shares abstained from voting.

                 2. Elected the following directors to serve until the next annual meeting and until their successors are elected and qualify:


                              Richard W. Krajicek    5,615,608      72,442

                              Richard L. Daerr       5,665,608      22,442

                              Robert J. Cresci       5,665,608      22,442

                              Mike M. Mustafoglu     5,665,608      22,442

                              John B. O'Brien        5,665,608      22,442

                              Michael T. Willis      5,665,608      22,442

                              James M. Piette        5,665,608      22,442


                       As discussed in Note 8 of Notes to Consolidated Financial Statements, Mr. Krajicek retired and resigned his position of Chairman of the Board of the Company in August 1995.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits
                 27.1 Financial Data Schedule

         (b)     Reports on Form 8-K

                 None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SERV-TECH, INC.


By                   /s/ DAVID P. TUSA
   -------------------------------------------------
                         David P. Tusa
                      Sr. Vice President,
                   Finance and Administration

Date                    August 14, 1995



By                  /s/ DALE W. WILHELM
   -------------------------------------------------
                        Dale W. Wilhelm
                      Corporate Controller

Date                    August 14, 1995

                              INDEX TO EXHIBITS


Exhibit 27.1     Financial Data Schedule