Form 10-Q
period 1995-09-30
SERV TECH INC /TX/
filed 1995-11-14
CIK 852485

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           -----------------------

                                   FORM 10-Q

(mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

                                       OR

[   ]      TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________


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


         Yes       X                                       No
              ----------                                        ---------


         The number of shares of Common Stock outstanding, par value $0.50 per share, as of November 7, 1995 was 6,548,798.

                        SERV-TECH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                               Page(s)
                                                                                               ------
PART I.  FINANCIAL INFORMATION
         Item 1.          Financial Statements
             Consolidated Balance Sheet
             September 30, 1995 (Unaudited) and December 31, 1994........................        3

             Consolidated Statement of Operations (Unaudited)
             For the Three Months and Nine Months Ended
             September 30, 1995 and 1994.................................................        4

             Consolidated Statement of Cash Flows (Unaudited)
             For the Nine Months Ended September 30, 1995 and 1994.......................        5

             Notes to Consolidated Financial Statements (Unaudited)......................        6

         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operations..................        9


PART II.                  OTHER INFORMATION

         Item 6.          Exhibits and Reports on Form 8-K...............................       13


PART III.                 SIGNATURES.....................................................       14

                        SERV-TECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                    September 30,         December 31,
                                                                                        1995                 1994
                                                                                   ---------------     ----------------
                         ASSETS                                                      (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents...............................................         $   4,324,660       $   1,851,431
   Accounts receivable, net ...............................................            48,042,250          37,887,180
   Costs and estimated earnings in excess of billings on
     uncompleted contracts.................................................            11,743,698           3,172,181
   Prepaid expenses and other current assets...............................             1,373,509           1,636,979
   Inventory...............................................................             2,340,745           1,324,568
   Deferred income taxes ..................................................             4,592,543           3,580,581
                                                                                    -------------       -------------
         Total current assets..............................................            72,417,405          49,452,920
PROPERTY, PLANT AND EQUIPMENT, NET.........................................            32,163,338          30,594,051
INVESTMENTS IN AND ADVANCES TO AFFILIATES..................................                     -             966,277
INTANGIBLE ASSETS, NET.....................................................            17,982,058          15,943,203
OTHER ASSETS...............................................................             1,633,830           1,358,807
                                                                                    -------------       -------------
         Total assets......................................................         $ 124,196,631       $  98,315,258
                                                                                    =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable........................................................         $  16,893,427       $  11,578,853
   Accrued liabilities.....................................................            24,862,654          13,500,090
   Billings in excess of costs and estimated earnings on
      uncompleted contracts................................................             1,565,335           1,407,013
   Revolving line of credit................................................             4,500,000                   -
   Other...................................................................               840,827             728,865
                                                                                    -------------       -------------
         Total current liabilities.........................................            48,662,243          27,214,821
LONG-TERM DEBT, LESS CURRENT MATURITIES....................................            16,794,913          15,025,140
DEFERRED INCOME TAXES......................................................             4,892,479           4,649,227
MINORITY INTEREST AND OTHER ...............................................               456,898             862,429
CONTINGINCIES (NOTE 5)
STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 2,000,000 shares
     authorized; no shares issued and outstanding..........................                     -                   -
   Common stock, par value $.50, authorized 20,000,000
     shares; issued and outstanding shares of 6,739,171
     and 6,504,778, respectively...........................................             3,369,586           3,252,390
   Additional paid-in capital..............................................            43,496,512          41,828,709
   Retained earnings.......................................................             6,484,000           5,614,467
   Cumulative translation adjustments......................................                40,000            (131,925)
                                                                                    -------------       -------------
         Total stockholders' equity........................................            53,390,098          50,563,641
                                                                                    -------------       -------------
         Total liabilities and stockholders' equity........................         $ 124,196,631       $  98,315,258
                                                                                    =============       =============

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                      For the Three Months                For the Nine Months
                                                                       Ended September 30,                Ended September 30,
                                                                   ----------------------------     -----------------------------
                                                                       1995           1994             1995             1994
                                                                   ------------    ------------     ------------     ------------
REVENUES.....................................................      $ 52,080,040    $ 41,431,928     $189,378,211     $130,694,855
COST OF SERVICES.............................................        43,120,223      34,512,158      156,553,862      107,636,655
                                                                   ------------    ------------     ------------     ------------
     Gross profit............................................         8,959,817       6,919,770       32,824,349       23,058,200
SELLING, GENERAL & ADMINISTRATIVE
   EXPENSES..................................................        10,612,475       8,233,627       29,357,189       20,172,563
SPECIAL CHARGE...............................................                 -      12,225,182                -       12,225,182
                                                                   ------------    ------------     ------------     ------------
     Operating income(loss)..................................        (1,652,658)    (13,539,039)       3,467,160       (9,339,545)
                                                                   ------------    ------------     ------------     ------------
OTHER INCOME (EXPENSE):
     Interest expense........................................          (460,159)       (283,302)      (1,376,794)        (969,846)
     Interest income.........................................             8,671          52,507           52,202          412,351
     Other, net..............................................            36,965         (18,053)         140,068          (44,363)
                                                                   ------------    ------------     ------------     ------------
                                                                       (414,523)       (248,848)      (1,184,524)        (601,858)
                                                                   ------------    ------------     ------------     ------------
MINORITY INTEREST AND OTHER..................................          (197,897)         19,744         (758,772)        (222,799)
EQUITY IN LOSSES OF AFFILIATES...............................                 -        (107,028)         (24,331)        (185,024)
                                                                   ------------    ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES............................        (2,265,078)    (13,875,171)       1,499,533      (10,349,226)
PROVISION (BENEFIT) FOR
     INCOME TAXES............................................          (951,000)     (2,914,180)         630,000       (1,398,180)
                                                                   ------------    ------------     ------------     ------------
NET INCOME  (LOSS)...........................................      $ (1,314,078)   $(10,960,991)    $    869,533     $ (8,951,046)
                                                                   ============    ============     ============     ============
     Earnings (loss) per share...............................      $      (0.19)   $      (1.72)    $        .13     $      (1.45)
                                                                   ============    ============     ============     ============
     Weighted average common shares
     outstanding.............................................         6,849,065       6,385,104        6,772,660        6,153,324
                                                                   ============    ============     ============     ============

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (unaudited)

                                                                                    1995               1994
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)................................................           $    869,533         $ (8,951,046)
Adjustments:
     Depreciation and amortization..................................              5,163,603            4,336,355
     Provision for losses on accounts and notes receivable..........                894,204              340,494
     Deferred income taxes..........................................               (667,960)            (533,000)
     Equity in losses of affiliates.................................                 24,331              185,024
     Minority interest..............................................                758,772              222,799
     Special charge.................................................                      -           12,225,182
     Other..........................................................                      -              143,116
     Change in assets and liabilities, net of effect from acquisi-
     tions of businesses:
       Accounts receivable..........................................             (9,621,769)          (5,322,008)
       Net change in costs, estimated earnings and billings on
         uncompleted contracts......................................             (8,523,478)            (358,004)
       Prepaid Expenses and other current assets....................                340,989             (214,667)
       Inventory....................................................               (597,173)            (174,478)
       Other assets.................................................                (22,666)              68,914
       Accounts payable.............................................              4,767,797           (2,034,028)
       Accrued liabilities..........................................             10,379,457              176,824
                                                                               ------------         ------------
         Net cash provided by operating activities..................              3,765,640              111,477
                                                                               ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.............................................             (4,209,353)          (4,538,503)
   Investments in and advances to affiliates........................                (58,629)          (2,284,123)
   Acquisition of businesses, net of cash acquired..................               (866,057)          (1,227,050)
   Intangible assets................................................               (104,299)            (168,588)
                                                                               ------------         ------------
         Net cash used in investing activities......................             (5,238,338)          (8,218,264)
                                                                               ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock...........................                141,250               11,925
   Proceeds from issuance of debt...................................             16,500,000                    -
   Principal payments of debt.......................................            (12,696,912)          (3,936,156)
   Payments of dividends on preferred stock of a subsidiary.........                      -              (42,411)
   Payment of preferred stock of a subsidiary.......................                      -             (800,000)
                                                                               ------------         ------------
         Net cash provided by (used in) financing activities........              3,944,338           (4,766,642)
                                                                               ------------         ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS.................................................                  1,589              369,614
                                                                               ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................              2,473,229          (12,503,815)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................              1,851,431           15,948,011
                                                                               ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................             $  4,324,660         $  3,444,196
                                                                               ============         ============

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------
                                  (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Serv-Tech, Inc., and its majority-owned subsidiaries ("Company"). The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994, and should be read in conjunction therewith.

         In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's consolidated financial position at September 30, 1995, and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 1995 and 1994. Interim results are not necessarily indicative of results for a full year.

2.       FINCHAA SUGAR MILL PROJECT

         During the first quarter of 1995, F. C. Schaffer & Associates ("Schaffer"), a subsidiary of the Company, secured an $83 million contract to engineer, design, procure and construct a 4,000 metric ton cane-per-day sugar factory and 45,000 liter-per-day ethanol plant in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997 followed by a twelve month training and warranty period. In conjunction with the effectiveness of the contract, the Company received an advance payment equal to 20% of the contract value. Cash and cash equivalents at September 30, 1995, consisted primarily of unused proceeds from the advanced payment. Such cash balances are available to fund the Finchaa project only and cannot be used for working capital requirements outside of the project. The Company has issued letters of credit to support performance and the 20% advance payment. Such letters of credit total approximately $24.7 million. In addition, the Company has issued $5.7 million in commercial letters of credit to support vendor purchases. Contractual payment amounts to Schaffer are supported by a revolving letter of credit, issued by the Ethiopian government via the African Development Bank.

         In accordance with the terms of the Schaffer acquisition agreement, former shareholders of that company participate in the earnings of the Finchaa project. This deferred purchase price is estimated to be in the range of 30-35% of the project profits and is recorded, as earned, over the life of the project. The amounts accrued under the arrangement totaled approximately $0.4 million for the nine months ended September 30, 1995, and are reflected in the income statement as minority interest and other.

         As of September 30, 1995, the Finchaa project was approximately 25% complete. Revenues from the Finchaa project for the three and nine months ended September 30, 1995, were $10.1 million and $20.8 million, respectively. Gross profit recognized from the project for the three and nine months ended September 30, 1995 was $0.6 million and $1.1 million, respectively.

3.       ACQUISITIONS

         Effective July 31, 1995, the Company acquired substantially all the assets and assumed certain liabilities of Constructors and Fabricators, Inc. ("C&F"), a construction service company located in Orange, Texas. The purchase price of $2.5 million consisted of $0.6 million in cash and a $1.9 million note payable (Note 4). The acquisition has been accounted for using the purchase method; accordingly, the assets and liabilities have been recorded at their estimated fair market value at the date of acquisition. The purchase price and expenses associated with the acquisition exceeded the fair market value of net assets by approximately $0.4 million and has been included in intangible assets. Under the purchase method of accounting, the results of operations are included in the consolidated financial statements from the date of acquisition. Pro forma results were not material to the Company's financial position or results of operations.

4.       DEBT

         The Company maintains a Revolving Credit Agreement with two banks ("Revolving Note"). The Revolving Note is not collateralized and expires May 1997. Interest is payable monthly, at rates not exceeding the bank's prime rate. The Company pays a commitment fee of .25% on the unused portion. The Revolving Note contains certain covenants which require, among other things, that the Company maintain (1) minimum consolidated tangible net worth, (2) minimum consolidated net worth, (3) funded debt coverage ratio, and (4) fixed charge coverage ratio. In addition, the Revolving Note provides certain restrictions on the payment of dividends. As of September 30, 1995, working capital borrowings of $4.5 million were outstanding under the Revolving Note.

         At September 30, 1995, debt included a $1.9 million promissory note issued in connection with the acquisition of C&F (Note 3). The note bears interest at 7.5% and is collateralized by all of the assets of that entity. Principal is payable in eight equal semi-annual installments, plus accrued interest, beginning January 1, 1996.

5.       CONTINGENCIES

         The Company is involved in various claims and disputes incidental to its business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

         At September 30, 1995, the Company had approximately $5.5 million in irrevocable letters of credit outstanding that were issued primarily to guarantee certain of the Company's insurance programs. In addition, the Company had letters of credit outstanding of approximately $30.4 million issued in connection with the Finchaa project (Note 2).

6.       BUSINESS SEGMENTS

         Summarized financial information by business segment is set forth below (dollars in thousands):

                                                                                 Corporate
                               Services           EPC             SECO            & Other       Consolidated
                               --------           ---             ----           --------       ------------
Three months ended  September 30,
1995
----
  Revenues                     $   15,276      $   18,701      $    14,366     $     3,737      $    52,080
  Operating income (loss)          (2,699)            889            1,398          (1,241)          (1,653)


1994
----
  Revenues                     $   24,923      $    3,400      $    12,053     $     1,056      $    41,432
  Operating income (loss)*        (11,684)            (22)           1,176          (3,009)         (13,539)

Nine months ended September 30,
1995
----
  Revenues                     $   92,903      $   49,996      $    37,303     $     9,176      $   189,378
  Operating income (loss)           1,679           3,330            2,557          (4,099)           3,467


1994
----
  Revenues                     $   85,786      $    7,127      $    34,986     $     2,796      $   130,695
  Operating income (loss)*         (6,542)            242            2,408          (5,448)          (9,340)

*Includes a $10.6 million and $1.7 million pre-tax special charge for Services and Corporate and Other, respectively, recorded in the third quarter of 1994.

7.       SUPPLEMENTAL CASH FLOW INFORMATION

         Components of cash used for acquisitions as reflected in the consolidated statements of the cash flows for the nine months ended September 30, 1995 and 1994, are summarized as follows:

                                                                              1995               1994
                                                                              ----               ----
         Fair value of current assets, net of
           cash acquired..............................................    $  1,851,859        $  9,099,592
         Fair value of noncurrent assets,
           excluding intangibles......................................       1,376,895           4,954,311
         Intangibles*.................................................         952,937             525,693
         Minority interest*...........................................         600,000                   -
         Liabilities assumed..........................................      (3,915,634)        (13,352,546)
                                                                          ------------        ------------
                                                                          $    866,057        $  1,227,050
                                                                         =============        ============

         * Net of $1.5 million in 1995 and $2.6 million in 1994 non-cash consideration.

         The issuance of 450,000 shares of Company common stock, with a fair market value of $3.7 million, in connection with the June 1994 acquisition of Hartney Industrial Services, and the acquisition of approximately $536,000 of equipment in settlement of certain receivables have been excluded from the consolidated statement of cash flows for the nine months ended September 30, 1994.

8.       RELATED PARTY TRANSACTION

         In August 1995, Richard W. Krajicek retired as chairman of the Company. Mr. Krajicek has been subsequently retained by the Company under a five year consulting arrangement. Mr. Krajicek, along with certain family members, owns 815,491 common shares of Company stock. The Company has agreed to pay Mr. Krajicek an amount equal to the shortfall, if any, between the average sales price and $8.00 per share for up to 203,873 shares sold per year commencing on November 9, 1995, and ending on November 9, 1999. The average sales price, related to stock sold, shall be computed in arrears at the end of each twelve month period and shall be based on the highest priced 203,873 shares (or portion thereof) sold during such period.

         On October 1, 1995, the Company purchased 203,873 shares of Serv-Tech stock from Mr. Krajicek at the then fair market price of $8.00 per share or a total of $1,630,984, leaving 611,618 shares subject to the agreement noted above.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company recorded a net loss of $1.3 million, or $0.19 per share, for the three months ended September 30, 1995, versus a net loss of $0.9 million, or $0.15 per share, (exclusive of a $10.0 million, or $1.57 per share, after- tax special charge recorded in the third quarter of 1994), for the corresponding quarter of 1994. For the nine months ended September 30, 1995, the Company recorded net earnings of $0.9 million, or $0.13 per share, versus net earnings of $1.0 million, or $0.17 per share, excluding the third quarter 1994 special charge noted above, for the corresponding period of the prior year. The third quarter loss is attributable primarily to a decrease in business activity in the Company's turnaround maintenance business, Serv-Tech Services ("Services"). The third quarter historically is a slower and unpredictable period for Services as refineries do not schedule turnaround projects and maintenance during the summer months when demand for gasoline is high.

         Consolidated revenues for the third quarter of 1995 were $52.1 million, an increase of $10.6 million, or 25.7%, over the corresponding quarter of 1994. The increase was generated primarily by the Company's engineering, procurement and construction subsidiary, Serv-Tech EPC ("EPC"), which was offset partially by a decline in business activity in Services. Consolidated revenues for the nine months ended September 30, 1995, amounted to $189.4 million, an increase of $58.7 million, or 44.9%, over the comparable 1994 period. All operating groups within the Company contributed to the increased level of revenues; however, EPC experienced the most significant growth.

         EPC revenues for the three and nine month periods ended September 30, 1995, include $10.1 million and $20.8 million, respectively, attributable to the Finchaa Sugar Factory and Ethanol Plant Project, which was approximately 25.0% complete at September 30, 1995.

         Consolidated gross profit margins as a percentage of revenues increased slightly from 16.7% in the third quarter of 1994 to 17.2% for the third quarter of 1995. For the nine months ended September 30, 1995, consolidated gross profit margins as a percentage of revenues were 17.3%, relatively unchanged from the 1994 level of 17.6%. Excluding the Finchaa project, consolidated gross profit percentages for the three and nine months ended September 30, 1995, were 20.0% and 18.8%, respectively.

         Consolidated selling, general and administrative expenses were $10.6 million in the third quarter of 1995, an increase of $2.4 million, or 28.9%, over the third quarter of 1994. For the nine months ended September 30, 1995, consolidated selling, general and administrative expenses were $29.4 million, an increase of $9.2 million, or 45.5%, over the same period of 1994. The increase is attributable primarily to acquisitions in the latter half of 1994 and in 1995 including Hartney in June 1994, increase in goodwill amortization, and expansion of the Company's EPC business. The increase in consolidated selling, general and administrative expenses is also consistent with the higher level of activity and growth of the Company. Additionally, as a percentage of revenues consolidated overhead declined from 19.0% in the second half of 1994 to 15.5% for the nine months ended September 30, 1995. Management believes overhead expenses have been positively impacted by the Company's cost reduction program initiated in the fourth quarter of 1994.

         Interest expense increased $0.2 million and $0.4 million for the three and nine month periods, ended September 30, 1995, respectively. The increase is due to borrowings during 1995 under the Company's line of credit necessary to support the higher level of business activity.

         Interest income decreased $0.4 million during the nine months ended September 30, 1995, resulting from lower available cash balances during the periods.

         Minority interest and other for the three and nine month periods of 1995 include approximately $0.2 million and $0.4 million, respectively, of the earnings participation in the estimated profits of the Finchaa project (see
Note 2 of Notes to Consolidated financial Statements).

 SERVICES

         Services revenues were $15.3 million for the third quarter of 1995, a decrease of $9.6 million, or 38.7%, over third quarter 1994 revenues of $24.9 million. During 1994 Services performed a major project for a West Coast refinery which contributed approximately $5.8 million in revenues for the third quarter of 1994. There were no comparable sized projects performed during the third quarter of 1995. Additionally, as discussed above, the third quarter is the slowest and most unpredictable period as refineries do not schedule turnaround projects and maintenance during this period when demand for gasoline is high. Services generated revenues of $92.9 million during the nine months ended September 30, 1995, an increase of $7.1 million, or 8.3%, over revenues of $85.8 million for the same period of 1994. The increase is attributable primarily to the acquisition of Hartney Industrial Services in June 1994, which contributed revenues of $13.3 million during the first five months of 1995.

         For the third quarter of 1995 Services incurred an operating loss of $2.7 million compared to an operating loss of $1.1 million (excluding a $10.6 million pre-tax special charge in the third quarter of 1994) for the third quarter of 1994. The increased operating loss resulted primarily from the decrease in turnaround maintenance business activity during the third quarter of 1995, as discussed above. For the nine months ended September 30, 1995, operating income was $1.7 million compared to $4.1 million for the nine month period of 1994 (excluding a $10.6 million pre-tax special charge in the third quarter of 1994), representing a decrease of $2.4 million. As a percentage of revenues, gross profit margins were relatively unchanged for the nine month periods ended September 30, 1995 and 1994. The decrease in operating income is primarily attributable to increased selling, general and administrative expenses resulting from the acquisition of Hartney Industrial Services in June 1994 and increased international activity.

EPC

         EPC revenues increased from $3.4 million for the third quarter of 1994 to $18.7 million for the third quarter of 1995 representing an increase of $15.3 million. Revenues increased $42.9 million for the nine months ended September 30, 1995, over the same period of 1994, to $50.0 million. The increase resulted primarily from the introduction of procurement and construction services in the latter half of 1994. Also, as previously discussed, EPC revenues included approximately $10.1 million and $20.8 million for the three and nine month periods ended September 30, 1995, respectively, attributable to the Sugar Factory and Ethanol Plant Project in Finchaa, Ethiopia.

         Operating income was $0.9 million for the third quarter of 1995, compared to an operating loss of $22,000 for third quarter of 1994. Operating income was $3.3 million for the nine months ended September 30, 1995, an increase of $3.1 million over the corresponding period of 1994. Excluding the Finchaa project discussed above, operating income as a percentage of revenue was 7.5% for the nine months ended September 30, 1995, compared to 3.4% for the same period of 1994. The increase is due to the higher level of activity which was partially offset by an increase in overhead expenses. The increase in selling, general and administrative expenses resulted primarily from the expansion of these services in the latter half of 1994 and are consistent with the increased level of activity during 1995.

SECO

         Seco Industries, Inc. ("SECO"), the electrical and instrumentation subsidiary, contributed revenues of $14.4 million to the third quarter of 1995 compared to $12.1 million for the same quarter of 1994, an increase of $2.3 million, or 19.2%. SECO generated revenues of $37.3 million for the nine months ended September 30, 1995, an increase of $2.3 million, or 6.6%, over revenues of $35.0 million for the same period of 1994. During 1995 SECO performed the electrical and instrumentation installation on Shell's Mars deepwater production platform. The installation, which was completed in the third quarter of 1995, accounted for the majority of the increase in revenues.

         Operating income was $1.4 million for the third quarter of 1995 compared to $1.2 million for the third quarter of 1994 and $2.6 million for the nine months ended September 30, 1995, versus $2.4 million for the same period of 1994. The increase is primarily due to the higher level of revenues and related gross profit, which for the nine month period was offset by a slight increase in selling, general and administrative expenses. However, overhead expenses as a percentage of revenues were 13.8% for the nine months ended September 30, 1995, as compared to 13.7% for the same nine month period of 1994.

OTHER

         Serv-Tech Environmental revenues amounted to $3.8 million for the third quarter of 1995 and $9.3 million for the nine months ended September 30, 1995. In November 1994, the Company acquired the remaining 50.0% interest in Chemisolv Holdings, Inc. ("Chemisolv"), a performance chemical company. Chemisolv contributed approximately $1.6 million and $4.4 million to the three and nine month period ended September 30, 1995, respectively. Terminal Technologies, Inc., the tank cleaning business, generated revenues of $2.2 million and $4.6 million for the three and nine month periods ended September 30, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures for the nine months ended September 30, 1995, excluding acquisitions, were approximately $4.2 million. These expenditures were primarily for the purchase and manufacture of equipment necessary to support the Company's business activities. Capital expenditures for the remainder of 1995, excluding acquisitions, are expected to be approximately $0.6 million.

         At September 30, 1995, the Company's working capital totaled approximately $23.8 million. The Company has been able to finance its working capital requirements primarily through its cash flows from operations and bank borrowings. The Company maintains a Revolving Credit Agreement with two banks that provides for borrowing of up to $35.0 million and expires in May 1997 (see
Note 4 of Notes to consolidated financial statements). At September 30, 1995, $4.5 million was outstanding under the Revolving Credit Agreement. Available borrowings under the Revolving Credit Agreement amounted to $25.0 million at September 30, 1995. In addition, the Company has $15 million in 8.41% Senior Notes Payable due June 2003. The continued expected growth of the Company will require additional working capital needs, which is expected to be financed primarily through an increase in the Revolving Credit facility.

         As further discussed in Note 2 of Notes to Consolidated Financial Statements, the Company secured an $83.0 million contract to engineer, design, procure and construct a 4,000 metric ton cane per day sugar factory and 45,000 liter per day ethanol facility in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997. In the first quarter of 1995, the Company received an advanced payment equal to 20% of the contract value. Cash and cash equivalents at June 30, 1995, consisted primarily of unused proceeds from the advanced payment. Such cash balances are available to fund the Finchaa project only and cannot be used for other working capital requirements. the Company has issued letters of credit to support performance and the 20% advance payment. Such letters of credit total approximately $24.7 million. In addition, the Company has issued approximately $5.7 million in commercial letters of credit to support vendor purchases. Contractual payments to the Company are supported by a revolving letter of credit issued by the Ethiopian government via the African Development bank. The project is expected to be self funding and therefore should not require working capital support other than that received from the project owner.

         For the nine months ended September 30, 1995, net cash flows from operations were $3.8 million resulting primarily from net income of $0.9 million, depreciation and amortization of $5.2 million and an increase in accounts payable and accrued liabilities of $15.1 million which was offset partially by an increase in accounts receivable of $9.6 million, and a net increase on uncompleted contracts of $8.5 million. The increases were due primarily to the higher level of business activity during the nine month period ended September 30, 1995. In addition, the net increase on uncompleted contracts resulted primarily from the Finchaa, Ethiopia project (see Note 2 of Notes to Consolidated Financial Statements). Net cash used in investing activities were $5.2 million consisting primarily of $4.2 million in capital expenditures and $0.9 million in acquisitions of businesses. Cash flows from financing activities amounted to $3.9 million resulting primarily from net borrowings under the Revolving Credit Agreement.

         Backlog totaled $137.6 million at September 30, 1995, versus $160.1 million at June 30, 1995. The September 30, 1995 backlog includes $80.7 million, $33.2 million and $23.2 million attributable to Serv-Tech EPC, Serv-Tech Services, and SECO Industries, respectively. Included in the Serv-Tech EPC backlog amount at September 30, 1995, is $61.7 million attributable to the Finchaa project.

                                    PART II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27.1     Financial Data Schedule

         (b)     Reports on Form 8-K

                 None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SERV-TECH, INC.


By                       David P. Tusa
--------------------------------------------------------
                         David P. Tusa
        Senior Vice-President - Finance & Administration

Date                   November 14, 1995
--------------------------------------------------------




By                      Dale W. Wilhelm
--------------------------------------------------------
                        Dale W. Wilhelm
                      Corporate Controller

Date                   November 14, 1995
--------------------------------------------------------

                  Index to Exhibits

Exhibit 27       Financial Data Schedule