Form 10-K
period 1995-12-31
SERV TECH INC /TX/
filed 1996-04-01
CIK 852485

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(mark one)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1995

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from ____ to ____

                          Commission file No. 0-17888

                                SERV-TECH, INC.
             (Exact name of registrant as specified in its charter)


                          TEXAS                        74-1398757
             (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)       Identification No.)

         5200 CEDAR CREST BOULEVARD
             HOUSTON, TEXAS                            77087
  (Address of principal executive offices)           (Zip Code)


      Registrant's telephone number, including area code:   (713) 644-9974
       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.50 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X                                                               No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

     As of March 15, 1996, the registrant had 6,656,238 outstanding shares of Common Stock, par value $.50 per share, and at such date, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant was approximately $36.1 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995, are incorporated by reference into Part II.

     Portions of the Registrant's Proxy Statement in connection with its 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

                        SERV-TECH, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS



                                                                                                             Page
                                                                                                             ----
PART I
  Item 1.   Business.......................................................................................     3
  Item 2.   Properties.....................................................................................    11
  Item 3.   Legal Proceedings..............................................................................    11
  Item 4.   Submission of Matters to a Vote of Security Holders............................................    11


PART II
  Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................................................    12
  Item 6.   Selected Financial Data........................................................................    12
  Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............................................    12
  Item 8.   Financial Statements and Supplementary Data....................................................    12
  Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure......................................................    12

PART III
  Item 10.  Directors and Executive Officers of the Registrant.............................................    13
  Item 11.  Executive Compensation.........................................................................    13
  Item 12.  Security Ownership of Certain Beneficial
               Owners and Management.......................................................................    13
  Item 13.  Certain Relationships and Related Transactions.................................................    13


PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.................................................................................    14

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Serv-Tech, Inc. (the "Company") is an integrated provider of specialty services and products to process industries worldwide. Serv-Tech has three primary operating segments, (i) Serv-Tech Specialty Services ("Specialty Services"), (ii) Serv-Tech EPC ("EPC"), and (iii) Environmental Services and Performance Chemicals ("Environmental"). Specialty Services provides total turnaround project management services including heat exchanger extraction and cleaning, fabrication, specialty welding, refractory and other specialized services primarily to the refining, petrochemical, paper, power and cement industries. EPC provides a full range of engineering, procurement and construction services primarily to the hydrocarbon processing, petrochemical, power, pulp and paper, and food processing industries. Additionally, EPC installs electrical and instrumentation systems for offshore production platforms, refineries, petrochemical processing plants, food processing plants and riverboat casinos through SECO Industries, Inc. ("SECO"). The Environmental business formulates specialty chemicals to meet specific customer needs primarily in the hydrocarbon processing, pulp and paper, and waste water industries.

     The Company was organized in Texas in 1978 to provide conventional hydroblasting and chemical cleaning services to the refining, petrochemical and paper processing industries in Texas and Louisiana. In 1985, the Company introduced its new heat exchanger extraction and cleaning technologies and sold its conventional businesses. In 1987, the Company introduced its tower and vessel maintenance services to complement its heat exchanger services. In 1988, the Company introduced its turnaround management services and its proprietary tank cleaning services. Specialty pipe welding services were added in late 1990. Electrical and instrumentation services were added in September, 1991, with the acquisition of SECO. The Company began offering engineering and design services in May, 1992, with the acquisition of Talbert & Associates, Inc ("TAI"). In 1994, the engineering capabilities of TAI were incorporated into the newly formed Serv-Tech EPC group, to offer its customers turnkey, single source responsibilities for engineering, procurement and construction services. In 1994, the Company introduced refractory services through the acquisition of Hartney Industrial Services Corporation ("Hartney").

     In September, 1991, the Company acquired all of the outstanding common stock of SECO, a Metairie, Louisiana, based specialty contracting company. SECO is engaged primarily in electrical and instrumentation projects for offshore production platforms, petroleum refineries, petrochemical processing plants, food processing, gaming and other industrial facilities.

     During 1991, the Company acquired a 50% interest in Chemisolv Holdings, Inc. ("Chemisolv"). In November, 1994, the Company acquired the remaining 50% interest. Chemisolv is an environmental services and specialty chemical treatment company with operations in the United Kingdom and the United States.

     In the fourth quarter of 1991, the Company acquired the assets and business operations of Terminal Technologies, Inc. ("TTI"), whose business is cleaning petrochemical product storage tanks using specialized proprietary equipment.

     In May, 1992, the Company acquired all of the outstanding common stock of TAI, a New Orleans, Louisiana, based engineering firm. TAI provides a full range of specialized engineering and design services to the petroleum refining and chemical industries.

     In September, 1992, the Company acquired all the outstanding common stock of Delta Maintenance, Inc., a union contractor providing refinery maintenance services in Louisiana. In early 1993, a branch of Delta Maintenance was established in the St. Louis, Missouri, area to provide union based maintenance services to refineries in the midwestern and eastern United States.

     In June, 1994, the Company acquired all the outstanding common stock of Hartney, a Houston, Texas, based company. Hartney is a specialty contractor which provides refractory, acid proofing and other corrosion prevention services to the petroleum refining, petrochemical, cement, power generation and waste incineration industries.

     In November, 1994, the Company acquired all of the outstanding common stock of F. C. Schaffer & Associates, Inc. ("Schaffer"). Headquartered in Baton Rouge, Louisiana, Schaffer is a provider of engineering, consulting and project management services primarily to sugar refinery, cogeneration and alcohol production industries.

SERV-TECH SPECIALTY SERVICES

     Specialty Service's principal market has been the petroleum industry in the United States. Its customers include all of the ten largest integrated oil companies in the United States. To ensure the operability, environmental compliance, efficiency and safety of their refineries, these companies must periodically maintain, repair or replace process equipment, operating machinery and piping systems. Since 1986, increased demand for petroleum products and a stabilization in refining capacity has led to a substantial increase in refinery utilization, providing refineries with an incentive to minimize the duration of maintenance turnarounds. As a consequence, refineries have increased their reliance on outside contractors who can perform specialized turnaround services within strict time constraints.

     PLANNING AND MANAGEMENT SERVICES. As demand for the Company's specialized heat exchanger and tower and vessel maintenance services increased, the Company developed the planning capabilities, operations skills and field supervision necessary to manage all aspects of a turnaround. When managing a turnaround, the Company is responsible for scheduling and coordinating the entire project. Certain aspects of a turnaround, such as heat exchanger and tower and vessel maintenance, refractory installation, piping repair and fabrication, inspection and repair of furnaces and heaters, and certain specialized types of welding typically are provided directly by the Company. The Company intends to continue to enhance its capabilities in turnaround management by improving its planning and estimating capabilities, adding additional services as necessary and hiring experienced, qualified project management.

     HEAT EXCHANGER SERVICES. Heat exchangers are essential components in petroleum refining and petrochemical processing. Crude oil and other feedstocks must be heated before they are processed. Once processed, finished or semi-finished products must be cooled before storage. Refineries and petrochemical plants use heat exchangers to allow hot products, which need cooling, to give up their heat to crude oil or feedstocks, which need heating. This results in conservation of energy and reduced operating cost.

     Heat exchangers require periodic maintenance and cleaning. Heat exchangers are usually cleaned in conjunction with a scheduled turnaround, which may involve the removal and cleaning of up to 300 heat exchangers during a one- to four-week period. During the turnaround, the heat exchangers are disassembled and tube bundles are extracted, cleaned and inspected. The tube bundles are then reinserted and the heat exchangers are reassembled and pressure tested.

     The Company extracts and reinserts heat exchanger bundles using its patented Fast Draw(R) mobile heat exchanger bundle extractor. The Fast Draw(R) unit uses a rotating carriage frame, which is aligned with the heat exchanger centerline and attached to the exchanger shell. A pulling sled, situated on the carriage frame, is attached to the bundle tubesheet. The pulling sled is then activated and exerts a pulling force of up to 100 tons to extract the bundle from the exchanger shell in one continuous, controlled pull. The carriage can be adjusted to balance the bundle as it is extracted. Once the heat exchanger bundle is fully extracted, it is lowered to a Company designed and owned trailer for transportation to an approved cleaning site at the refinery. After cleaning and inspection, the process is reversed to reinsert the tube bundle. The Company has received four United States patents regarding its Fast Draw(R) technology. See "--Patents, Licenses and Permits."

     In 1985, the Company introduced its Fast Clean(R) system, a mobile, self-contained, remotely controlled, high-pressure hydroblasting unit. By cleaning multiple tubes at one time and eliminating hand-held hydroblasting equipment, the Fast Clean(R) system has demonstrated significant improvements from traditional methods in cleaning time, personnel safety and manpower requirements. The Fast Clean(R) unit enhances operator safety by distancing personnel from high pressure streams and replacing flexible hoses with rigid piping. The units mobility allows the Company to perform jobs at widely separate locations with a minimum of moving costs. The Company has received three United States patents regarding its Fast Clean(R) technology. See "--Patents, Licenses and Permits."

     The Company also provides the manpower and tools to disassemble and reassemble heat exchanger components and shells. The Company has several fully equipped tool trucks which are used in conjunction with Fast Draw(R) and Fast Clean(R) equipment. By combining the disassembly, extraction, cleaning, reassembly and testing of the heat exchanger, the Company is able to control all phases of heat exchanger maintenance and provide the customer with shorter turnaround cycles.

     TOWER AND VESSEL MAINTENANCE. In 1987, Specialty Services expanded its turnaround maintenance capabilities by offering tower and vessel maintenance services. An integral part of all refining units, towers are used to separate the components of crude oil or other hydrocarbons through distillation. The distillation process utilizes a series of disc-shaped perforated horizontal plates called trays, spaced about every two feet inside the tower. Since these trays are exposed to high temperature and corrosive conditions during the distillation process, and because these trays are critical to meeting product specifications, towers are always inspected and repaired during maintenance turnarounds. Frequently, tower maintenance is critical to completing the turnaround and returning the unit to operation. Inspection, repair, modification and replacement of the tower trays require an experienced work force to complete the work within the strict time limits imposed by the customer. During the turnaround, other towers, drums and vessels which are ancillary parts of the refining process are opened, inspected and repaired if necessary. The Company has assembled the necessary management, planning skills and labor force to offer its customers a cost effective tower and vessel maintenance service.

     SPECIALTY PIPE WELDING. In late 1990, Specialty Services began offering, through a newly formed subsidiary, ST Piping, Inc., specialized welding services to refineries and petrochemical plants. The piping, vessels and heat exchangers in these plants must be designed to withstand extremes of high temperature, pressure and corrosive conditions. Many of the newer process designs utilize high alloy steels and exotic metals. ST Piping has the equipment and highly skilled personnel necessary to provide the specialized welds needed for these design conditions. All of ST Piping's work conforms to the American Society of Mechanical Engineers Boiler and Pressure Vessel Code, the highest standards in the industry.

     REFRACTORY, ACID PROOF AND FIREPROOF CONSTRUCTION. In 1994 Specialty Services began offering refractory installation and maintenance services through Hartney which was acquired in June, 1994. Hartney is a leading provider of refractory services for turnarounds, outages, revamps and expansions of critical processing units primarily for the petroleum refining, chemical processing and power industries. Refractory services include the construction of high temperature, corrosion resistant and fireproof lining systems for virtually every type of industrial application, in-plant structural and vessel fireproofing and major refractory installations on Fluid Catalytic Cracking Units.

ENGINEERING PROCUREMENT AND CONSTRUCTION SERVICES

     The Company introduced engineering services in May, 1992, with the acquisition of TAI, an engineering and design firm primarily serving the petroleum refining and chemical industries. TAI provides a full range of engineering, design, project management, drafting and estimating services. Since the physical plants utilized by the Company's customers are large and complex, they require specialized engineering services in order to undertake refurbishment, expansion or new construction projects. TAI is able to perform such jobs, beginning with field inspection activity, through total project management which includes mechanical, civil, structural, electrical, process and instrumentation engineering.

     In 1994, the engineering capabilities of TAI were incorporated into the newly formed Serv-Tech EPC group, to offer its customers turnkey, single source responsibility for engineering, procurement and construction services. In November, 1994, EPC was awarded an estimated $20.7 million contract to design, procure and construct a tank farm for Conoco in Westlake, Louisiana. This fixed price contract has an estimated completion date of mid-1996.

     During the last part of 1994, the Company acquired all of the outstanding common stock of Schaffer of Baton Rouge, Louisiana. Schaffer is one of the leading experts on sugar mill design, engineering and construction management. In February, 1995, Schaffer secured an $83.0 million contract to design, procure and construct a 4,000 metric ton cane-per-day sugar factory and 45,000 liter-per-day ethanol plant in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997 followed by a twelve month training and warranty period.

     During 1995, the electrical and instrumentation contracting subsidiary, SECO, was combined with the operations of EPC to further enhance the services available to the Company's clients. SECO's clients are petroleum, petrochemical, paper, food processing, mining, marine, gaming and utility companies, as well as major engineering firms and general contractors.

     SECO was formed in 1961 as an electrical contractor in southern Louisiana. SECO's initial growth was in the oil field and commercial markets, and was characterized by progressively larger projects and wider geographical scope.
At present, a major portion of SECO's projects involve electrical and instrumentation systems installation for large offshore petroleum production facilities. SECO provides its services throughout the world, and has worked in 21 countries.

     Offshore production platforms, petroleum refineries and petrochemical processing plants, mining facilities and other industrial installations have complex requirements for electrical, instrumentation, power distribution and process control systems. Installations of these systems involve large construction projects often characterized by multiple fabrication sites, wide diversity of components and processes, and application of advanced technology. The electrical and instrumentation contractor must excel in every phase of the project from design assistance to final hookup.

     Engineering, procurement and construction projects are typically of longer duration, with more stable manpower levels than the Company's Specialty Services work. Gross profit margins on construction contracts, however, are lower than Specialty Services due to better defined design and scope of work, and less critical nature of completion schedules compared to Specialty Services projects.

ENVIRONMENTAL SERVICES AND PERFORMANCE CHEMICALS

     In 1988, Serv-Tech introduced petroleum storage tank sludge cleaning services, which significantly enhance personnel safety and reduce the environmental risks of cleaning petroleum storage tanks. Sludge is a mixture of hydrocarbons (paraffins and asphaltines), sediment and corrosive elements which, together with water, form an emulsion of oil, water and solids. Generally, more than 90% of the sludge constitutes valuable hydrocarbons. Sludge is generally heavier and more viscous than oil and settles to the bottom of the tank, thereby reducing the effective capacity of the tank and increasing the likelihood of corrosion of the tank bottom which can lead to leakage into the environment.

     The Company's petroleum tank cleaning services utilize the HP2000 system, a high-pressure rotating, controllable submerged jet which is inserted into a tank while the tank remains in service. The twin nozzle, high-shear unit is positioned at the center of the tank and directs single or opposed jets of crude oil horizontally across the tank bottom. The high-pressure sweeping action resuspends the hydrocarbon components of the sludge by breaking the bonding within the emulsion. Once suspended, the sludges and crude oil are filtered through fine mesh screens on Company owned filter trucks to further homogenize the crude oil and remove any sediment and rust scale. A refinery can then process the resuspended hydrocarbon in the normal manner. Inorganic sediments, scale and water remaining in the tank will have to be removed using traditional methods. However, because the volume of the sludge has been reduced, the time between such cleanups is significantly increased.

     The primary benefits of the Company's petroleum tank cleaning services are the recovery of hydrocarbons from the resuspended sludge, the minimizing of vapor emissions associated with the removal of the residual sludge from the tank, enhancement of worker safety by reduced exposure to hazardous conditions, and reduction in the volume of sludge and other waste which requires reprocessing, disposal in landfills or incineration.

     In December, 1991, the Company acquired the business operations of TTI, a provider of tank cleaning services for product storage tanks in petroleum products distribution terminals. TTI's tank cleaning process uses that
company's patented  Hydrocarbon Reclaimer  System.   The Hydrocarbon  Reclaimer
System filters the contaminated tank bottoms, recovering all of the reusable product. The waste material collected in the filtering process is dried and stored in containers supplied by TTI. All waste generated in the tank cleaning process leaves the product distribution terminal as a dried solid. A unique advantage of the process is that the waste solids are non-hazardous, and can be transported and disposed by the customer, with a minimum of permitting.

     During the first quarter of 1991, the Company acquired a 50% interest in Chemisolv and acquired the remaining 50% interest in the fourth quarter of 1994. Chemisolv is an environmental services and specialty chemical treatment company with operations in the United Kingdom and the United States. Management of this company has significant experience in providing waste stream treatment and chemical treating solutions to a wide range of industries including food, hydrocarbon processing, textiles, metal finishing, and pulp and paper.

     In 1992, the Company and Chemisolv jointly developed a proprietary chemical decontamination process for removing benzene and other hydrocarbons from process equipment in refineries and petrochemical plants. The Life Guard(R) system utilizes chemical formulations developed by the Company and Chemisolv to emulsify and extract hydrocarbons remaining in heat exchangers and towers and vessels after those units have been removed from service in preparation for turnaround maintenance. The emulsified solution containing the entrapped benzene and hydrocarbons is then separated to allow disposal of the contaminants through the plant's waste treatment facilities. The Life Guard(R) chemicals are non-toxic and biodegradable.

     The benefits of the Life Guard(R) system are twofold: it improves worker safety by removing harmful, carcinogenic benzene and other hydrocarbon compounds from vessels in which maintenance is performed; and, it reduces the time necessary to remove oil, sludges and hydrocarbons from process equipment. This reduces turnaround time by permitting quicker entry to vessels, eliminating the need for fresh air respiratory equipment, and providing cleaner work areas. On turnarounds in which the Life Guard(R) system has been used, the Company has experienced significant savings in time and manpower requirements. Turnaround times have been reduced by one to three days and manpower has been reduced up to 25%.

     The Company manufactures pumping systems which circulate the Life Guard(R) chemical solutions. The Company has received one United States patent and two United States patents are pending regarding its Life Guard(R) Decontamination System. See "--Patents, Licenses and Permits."

CUSTOMERS AND MARKETING

     Prior to 1995, the Company derived most of its revenues from the refining and oil and gas production industries in the United States. Services have also been provided to companies in the petrochemical, chemical, gas processing, pipeline and liquid terminal industries. The Company's customers operate through various subsidiaries and at multiple plant locations principally throughout the United States. In general, decisions to award work are made at each operating facility of the customer. While the Company derived a significant portion of revenue from its historical customer base in 1995, the Company's major customer was the Finchaa Sugar Factory. This is consistent with the Company's continued diversification of its revenue base beyond traditional markets.

     In each of Serv-Tech's service lines, work is typically bid on a job-by-job basis. Performance of services by the Company at any single plant or project location does not assure the Company subsequent work at that facility or other facilities of that customer. Conversely, the loss of a bid for any one project does not affect the Company's ability to obtain additional work from that customer. One customer accounted for 12% of the Company's revenues in 1995 and 27% in 1994, and three customers accounted for 42% of the Company's revenues in 1993. The following table sets forth the Company's ten largest customers, based upon revenues, for each of 1995, 1994 and 1993:


           1995                         1994                      1993
- ---------------------------  --------------------------  -----------------------

Finchaa Sugar Factory        Mobil Oil Corporation       Mobil Oil Corporation
Chevron USA, Inc.            Chevron USA, Inc.           McDermott, Inc.
Conoco, Inc.                 Conoco, Inc.                Conoco, Inc.
Mobil Oil Corporation        Texaco, Inc.                Texaco, Inc.
Atlas Producing Company      Exxon USA, Inc.             Chevron U.S.A., Inc.
E. I. Dupont                 Atlantic-Richfield Company  Exxon U.S.A., Inc.
Unocal                       Uno-Ven, Inc.               Gulf Marine Fabricators
Coastal Refining             McDermott, Inc.             Atlantic Richfield
Phibro Energy, U.S.A., Inc.  B. P. Oil Company           Lea Refining, Inc.
Vista Chemical               Star Enterprise             Southwestern Refining

     The Company maintains close contact with its customers in order to determine upcoming projects for which its services may be required. The Company generally is required to bid competitively for work on a project-by-project basis for each of the services it provides. Depending on the size and complexity of the work to be awarded, bid lead times range from two weeks to four months. Much of the work involved in preparing a bid consists of planning the schedule for the project. As a result, costs associated with the planning, as well as anticipated costs for management of the project, are included in the Company's bid. Bids are generally awarded based on price considerations, although scheduling, efficiency, quality and safety are also considered by the customer in awarding contracts.

     The Company's fee arrangements for its services are either fixed price or based on detailed time and material billing schedules. The Company has encouraged its customers to seek firm bid turnkey proposals for its Specialty Services and EPC contracts. Management believes that firm bid contracts permit its customers to realize the benefits of the Company's services and offer the Company an opportunity to realize higher profit margins. Time and material billing arrangements provide for cost plus billing schedules for labor and equipment used on the job and offer the Company an assured level of project profitability. The accumulated man-hours and equipment utilized are billed on a weekly or monthly basis. In 1995, approximately 35 percent of the Company's revenues were derived from fixed price contracts.

     The Company maintains estimators and planners who review the scope of work to be performed, analyze labor and material requirements, and prepare bids to be submitted to potential customers. Final bid prices on major proposals are coordinated between the estimator/planners, regional managers and senior management.

     The Company markets its turnaround services through five regional offices and its corporate headquarters in Houston, Texas, with its regional managers primarily responsible for their sales effort. EPC services are marketed through offices in Metairie, Louisiana, and seven regional offices. The Company markets its environmental services and performance chemicals from its Houston, Texas, Atlanta, Georgia, and Manchester, England, offices.

PATENTS, LICENSES AND PERMITS

     The Company is the holder of 18 United States patents covering its Fast Draw(R), Fast Clean(R), Life Guard(R) Decontamination System and tank cleaning equipment and technology. The Company is actively developing technology related to its businesses and has filed several patent applications with the United States Patent Office. Management believes that the development of proprietary technology has been an important factor in the Company's growth and the Company intends to seek additional patent protection where appropriate. However, there can be no assurance that additional patents will be granted, or as to the validity or value of such patents. In addition, it is conceivable that competitors could modify the essential technology represented by the Company's patents in such a way that it would not result in patent infringement. The Company's patents expire at various dates between November 18, 2003 and June 17, 2014.

     The Company is certified by the American Society of Mechanical Engineers ("ASME") Boiler and Pressure Vessel Code to hold "A", "U", "S", and "PP" stamps, as well as the National Board "R" stamp. These stamps permit the Company to perform specialized major weld repairs, nozzle replacements and additions in compliance with ASME requirements.

BACKLOG

     The Company's backlog includes contracts which have been awarded and the unearned portion of contracts for work in progress. The Company's backlog was approximately $96.1 million at December 31, 1995 and $88.1 million at December 31, 1994.

COMPETITION

     The market for the Company's specialty services, engineering, procurement and construction, and environmental services is highly competitive. Many of the Company's competitors have greater financial and other resources than the Company. Additionally, the Company competes with numerous small, independent contractors which collectively have a significant share of the market for these services. Competitive factors for these services include price considerations, performance record, quality and safety.

GOVERNMENT REGULATION

     The Company's services involve contact with crude oil and refined petroleum products. These substances have been classified as hazardous waste. Under various federal laws, hazardous waste is regulated from the point of generation until disposal. In addition, the United States Environmental Protection Agency has issued regulations for hazardous waste generators, transporters and owners and operators of treatment, storage and disposal facilities.

     The Company's services are structured to avoid any involvement in the disposal of hazardous wastes and the Company does not consider itself to be a generator or transporter of hazardous waste. Typically, all hazardous materials handled by the Company are disposed of by the customer using the customer's waste disposal facilities. The cleaning of heat exchangers is usually performed on cleaning slabs, with the water and debris collected and treated by the customer's waste water facilities. The Company has designed and installed for several of its customers a closed-loop system to circulate and filter water used in its Fast Clean(R) system. This minimizes water usage and reduces the volume of waste water processed by the customer. The Company's petroleum tank cleaning and sludge control systems resuspend sludge within the petroleum storage tank, permitting the refinery to reclaim processible hydrocarbons, rather than removing the sludge for reprocessing or disposal.
The Company's tank cleaning services for petrochemical product storage tanks employ the patented Hydrocarbon Reclaimer System which recovers all of the reusable product. All waste generated by this process is in the form of non-hazardous dried solids, which can be conveniently transported and disposed by the customer.

     All of the Company's operations are subject to regulations issued by the Department of Labor under OSHA. These regulations have strict requirements for protecting personnel involved with any materials that are classified as hazardous, which includes certain materials found in heat exchangers, towers, vessels and petroleum storage tanks. Violations of these rules can result in fines and suspension of licenses.

INSURANCE

     The Company maintains statutory worker's compensation insurance in accordance with various states requirements and liability insurance with an occurrence annual aggregate coverage limit of $61 million. The Company maintains professional liability insurance for its EPC subsidiaries. The Company's general liability insurance provides only limited coverage for pollution related claims and excludes fines and penalties levied against the Company as a result of any violations by the Company of the regulations issued by the Department of Labor under OSHA. To date, the Company has not incurred significant fines, or penalties or any liability for pollution, environmental damage, toxic torts or personal injury from exposure to hazardous wastes. However, a successful liability claim for which the Company is only partially insured or completely uninsured could have a material adverse effect on the Company. In addition, if the Company experiences a significant amount of such claims, increases in the Company's insurance premiums could materially and adversely affect the Company. Any difficulty in obtaining insurance coverage consistent with industry practice may also impair the Company's ability to obtain future contracts which in most cases are conditioned upon the availability of specified insurance coverage.

WORKING CAPITAL

     The Company's customers typically compensate the Company for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Therefore, the Company must have sufficient working capital to permit it to undertake its services throughout the duration of a project. The Company believes that its present working capital position, combined with forecasted cash flows and borrowing capacity, will be sufficient to meet the Company's working capital requirements. The continued expected growth of the Company will require additional working capital needs, especially those related to the seasonality of the business. During 1995 in order to support the growing operations, the Company increased its working capital line of credit from $20.0 million to $35.0 million.

QUARTERLY FLUCTUATIONS

     The Company's revenues and operating income have historically been subject to significant, quarterly fluctuations with respect to Specialty Services.
This is due primarily to the timing of shutdowns at plant facilities. Accordingly, it is anticipated that the Company's quarterly results will fluctuate and the results of one quarter should not be deemed to be representative of the results of any other quarter or for the year. The quarterly fluctuations are expected to be lessened as the Company increases the volume of revenue from other business segments.

EMPLOYEES

     At December 31, 1995, the Company had 1,502 full-time employees, of which 444 were salaried and 1,058 were hourly. In addition, the Company employs hourly workers on an as-required basis to perform labor on a job-by-job basis. Total employment levels have ranged from 1,443 to 3,200 per week during 1995, averaging 2,243 employees on a weekly basis. The number of employees fluctuates significantly due to changing demand during the peak turnaround periods and the level of EPC work performed. The Company has been able to staff its projects through maintenance of a computerized listing of qualified workers and the personal contacts of its superintendents and foremen. Certain of the Company's subsidiaries maintain collective bargaining agreements with several construction trade unions. Management believes its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company's corporate offices are located at 5200 Cedar Crest Boulevard in Houston, Texas, at a Company owned combination office and operations
facility.   This location contains 15,000 square feet of office space and
72,500 square feet of shop facilities. EPC occupies 45,200 square feet of leased property located in Metairie, Louisiana. The Company leases an aggregate of approximately 142,000 square feet of office, shop and storage space in Lake Charles, Baton Rouge and Lafayette, Louisiana; Beaumont and Houston, Texas; Atlanta, Georgia; and Los Angeles, California. The Company does not anticipate any difficulty in renewing those leases that require renewal within the next five years. The Company owns land and buildings containing an aggregate of approximately 50,000 square feet of office and shop
space in Houston, Texas, and Westlake and Belle Chasse, Louisiana.   The
Company believes that its existing facilities are adequate to meet the requirements of current operations and that suitable additional space will be available as required to accommodate any expansion of operations.

     The Company designs, engineers and assembles the Fast Draw(R), Fast Clean(R), Tank Cleaning, and Chemical Decontamination equipment at its Westlake, Louisiana facility. The Company assembles this equipment from components that it purchases from outside suppliers or which it fabricates.
The Company has several sources for these components and does not rely upon any single supplier.

ITEM 3. LEGAL PROCEEDINGS

     On January 26, 1990, the Company filed a petition in the 125th Judicial District Court of Harris County, Texas, seeking injunctive and monetary relief against three defendants. The Company alleged various claims, including, the breach of a secrecy agreement, civil conspiracy, tortious interference with the Company's business relationships and misappropriation of confidential and/or trade secret information by all defendants. On June 11, 1992, the jury found in favor of the Company, awarding $17.5 million in actual damages and legal fees. In December, 1992, the Company received a partial settlement from two of the defendants of approximately $2.7 million, net of $1.5 million in legal fees and other expenses. In April, 1994, the 14th Court of Appeals of the State of Texas reversed the judgment against the three defendants. The reversal by the Appeals Court does not affect the partial settlement received in December, 1992. The Supreme Court of Texas has affirmed the Court of Appeals decision and has remanded the case to trial court.

     The Company is involved in various claims and disputes incidental to its business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse effect upon the Company's financial position, results of operations or cash flows.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   Not Applicable.

                                    PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers' Automated Quotations System ("NASDAQ") National Market System under the symbol "STEC". The following table sets forth the quarterly high and low bid quotations of the common stock, as quoted by NASDAQ, for the calendar quarters indicated.

   Calendar Period                                                               High           Low
   ---------------                                                               ----           ---
1995:
   First Quarter...............................................................     8 3/4     6
   Second Quarter..............................................................     9 1/4     6 5/8
   Third Quarter...............................................................     9         6 1/2
   Fourth Quarter..............................................................     8 1/2     5 1/8
1994:
   First Quarter...............................................................    12 3/4     8 3/4
   Second Quarter..............................................................    10 3/4     7 1/2
   Third Quarter...............................................................    10 1/4     7 1/4
   Fourth Quarter..............................................................    10 1/2     5 7/8


     At March 15, 1996, there were approximately 2,200 shareholders of the common stock. The average of the high and low bid quotations on such date was $5.5625. The Company has not paid dividends on its common stock, and the Board of Directors of the Company presently intends to continue a policy of retaining earnings for use in the Company's operations and to fund the Company's expansion program.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item is included on page 3 of the Serv-Tech, Inc. Annual Report under the caption "Financial Highlights", and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is included on pages 27-31 of the 1995 Serv-Tech, Inc. Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is included on pages 31-47 of the 1995 Serv-Tech, Inc. Annual Report under the captions "Independent Auditors' Report", "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Changes in Stockholders' Equity", "Consolidated Statements of Cash Flows", and "Notes to Consolidated Financial Statements", and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Information called for by PART III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10, under the captions "Election of Directors" and "Other Matters - Compliance with Section 16(a) of the Exchange Act"; (ii) with respect to Item 11, under the caption "Executive Compensation"; (iii) with respect to Item 12, under the captions "Security Ownership of Management and Principal Holders of Securities" and "Election of Directors"; and (iv) with respect to Item 13, under the caption "Compensation Committee Interlocks and Insider Participation."

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules:

         (1) Consolidated Financial Statements:

     The Consolidated Financial statements of Serv-Tech, Inc. and
     Subsidiaries listed below are incorporated herein by reference to the following pages of the Serv-Tech, Inc. Annual Report:



                                                                            Page
                                                                             ---
     Independent Auditors' Report..........................................   31
     Consolidated Balance Sheets as of December 31, 1995 and 1994..........   32
     Consolidated Statements of Operations for Each of the Three
        Years in the Period Ended December 31, 1995........................   33
     Consolidated Statements of Changes in Stockholders' Equity for
        Each of the Three Years in the Period ended December 31,
        1995...............................................................   34
     Consolidated Statements of Cash Flows for Each of the Three
        Years in the Period Ended December 31, 1995........................   35

         (2)  Consolidated Financial Statement Schedules:

     II.      Valuation and Qualifying Accounts............................  S-1

              Independent Auditors' Report.................................  S-2


        The Financial Statements Schedules of Serv-Tech, Inc. and Subsidiaries are included in Part IV of this report on the pages indicated.

         (3) Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

     (b) Reports on Form 8-K:

     None.

     The Financial Statements and Schedules listed in the accompanying Index to Financial Statements are filed herein as part of this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SERV-TECH, INC.

                                By  RICHARD L. DAERR
                                  ----------------------------------------
                                    Richard L. Daerr,
                                    Chief Executive Officer

   Signature                            Title                         Date

ROBERT J. CRESCI                Chairman of the Board             March 29, 1996
- ------------------------        and Director
(Robert J. Cresci)

RICHARD L. DAERR                President, Chief Executive        March 29, 1996
- ------------------------        Officer and Director
(Richard L. Daerr)

DAVID P. TUSA                   Senior Vice-President,            March 29, 1996
- ------------------------        Finance and Administration
(David P. Tusa)

MIKE M. MUSTAFOGLU              Director                          March 29, 1996
- ------------------------
(Mike M. Mustafoglu)

CHARLES M. BALCH, M.D.          Director                          March 29, 1996
- ------------------------
(Charles M. Balch, M.D.)

MICHAEL T. WILLIS               Director                          March 29, 1996
- ------------------------
(Michael T. Willis)

JOHN B. O'BRIEN                 Director                          March 29, 1996
- ------------------------
(John B. O'Brien)

D. D. (DEL) HOCK                Director                          March 29, 1996
- ------------------------
(D. D. (Del) Hock)

JAMES M. PIETTE                 Director                          March 29, 1996
- ------------------------
(James M. Piette)

DALE W. WILHELM                 Corporate Controller              March 29, 1996
- ------------------------
(Dale W. Wilhelm)

SCHEDULE II

                       SERV-TECH, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1995



- ----------------------------------------------------------------------------------------------------------------------------------
              Col. A.                              Col. B            Col. C - Additions               Col. D          Col. F
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                       (2)
                                                  Balance at         (1)           Charged to                        Balance
                                                   Beginning   Charged to Costs  Other Accounts-    Deductions-       at End
           Description                             of Period     and Expenses       Describe         Describe       of Period
- ----------------------------------------------------------------------------------------------------------------------------------
December 31, 1995:
  Allowance for doubtful accounts ..............  $1,739,431      $1,245,072      $ 74,043(B)     $1,115,462(A)     $1,943,084

December 31, 1994:
  Allowance for doubtful accounts ..............     298,281         981,536       835,285(B)        375,671(A)      1,739,431

December 31, 1993:
  Allowance for doubtful accounts ..............     395,649         399,042             -           496,410(A)        298,281


- -----------------

     (A)  Represents recoveries and uncollectible accounts written off.

     (B) Represents allowance for doubtful accounts of companies acquired at date of acquisition.

                        INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Serv-Tech, Inc:

     Under date of February 16, 1996, we reported on the consolidated balance sheet of Serv-Tech, Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended December 31, 1995. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying Index to Financial Statements and Schedules. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG PEAT MARWICK LLP


Houston, Texas
February 16, 1996

                                 EXHIBIT INDEX


(3)    2.1  -    Stock purchase Agreement dated September 20, 1991, between
                 Serv-Tech, Inc., on the one hand, and L. N. Bubrig, K.
                 T. Bubrig, F. L. Calandro, K. T. Bubrig, Jr., and the Byron
                 Keith Bubrig Interviros Trust, and the SECO Industries,
                 Inc. E.S.O.P. Trusts, on the other hand.

(5)    2.2  -    Joint Venture Agreement dated February 4, 1992, between
                 Serv-Tech, Inc., Westdeutsche Industrieinstandhaelungs
                 Verwaltungsgesellschaft GmbH and Alan Kidd.

(7)    2.3  -    Agreement and Plan of Merger dated June 14, 1994, among
                 Serv-Tech, Inc., Hartney Acquisition Corporation and
                 Hartney Industrial Services Corporation.

(1)    3.1  -    Restated Articles of Incorporation of Serv-Tech, Inc.

(1)    3.2  -    Bylaws, as amended, of Serv-Tech, Inc.

(1)    4.1  -    Specimen stock certificate evidencing Common Stock of
                 Serv-Tech, Inc.

(1)   10.1  -    Loan Agreement dated November 1, 1988 by and between
                 Serv-Tech, Inc. and Texas Commerce Bank National Association.
                 (Superseded by the Loan Agreement filed as Exhibit 10.2).

(4)   10.2  -    Loan Agreement dated March 26, 1992, by and between
                 Serv-Tech, Inc. and Texas Commerce Bank National Association.
                 (Superseded by the Credit Agreement filed as Exhibit 10.36.)

(1)   10.3  -    United States Patent Number 4,817,653 (Tank Cleaning, Water
                 Washing Robot), dated April 4, 1989.

(1)   10.4  -    United States Patent Number 4,805,653 (Mobile Articulatable
                 Tube Bundle Cleaner), dated February 21, 1989.

(1)   10.5  -    United States Patent Number 4,666,365 (Tube Bundle Pulling
                 Apparatus), dated May 19, 1987.

(1)   10.6  -    United States Patent Number 4,575,305 (Truck-Mounted Tube
                 Bundle Pulling Apparatus), dated March 11, 1986.

(2)   10.7  -    United States Patent No. 4,856,545 (Multi-Lance Tube Bundle
                 Cleaner), dated August 15, 1989.

(2)   10.8  -    United States Patent No. 4,869,638 (Aerial Bundle Puller),
                 dated September 26, 1989.

(4)   10.9  -    United States Patent No. 4,954,267  (Hydrocarbon Reclaimer
                 System), dated September 4, 1990.

(4)  10.10  -    United States Patent No. 4,945,933 (Liquid Circulator Useful
                 for Dispersing Sediment Contained in a Storage Tank), dated August 7, 1990.

(4)  10.11  -    United States Patent No. 5,032,054 (Aerial Bundle Puller),
                 dated July 16, 1991.

(4)  10.12  -    United States Patent No. 5,091,016 (Method for Dispersing
                 Sediment Contained in a Storage Tank), dated February 25,
                 1992.

(8)  10.13  -    United States Patent No. 5,356,482 (Process for Vessel
                 Decontamination), dated October 18, 1994.

(8)  10.14  -    United States Patent No. 5,261,600 (Vertical Tube Bundle
                 Cleaner), dated November 16, 1993.

(8)  10.15  -    United States Patent No. 5,173,007 (Method and Apparatus for
                 In-Line Blending of Aqueous Emulsions), dated December
                 22, 1992.

(8)  10.16  -    United States Patent No. 5,389,156 (Decontamination of
                 Hydrocarbon Process Equipment), dated February 14, 1995.

(4)  10.17  -    Amended and Restated 1986 Incentive Stock Option Plan of
                 Serv-Tech, Inc.

(4)  10.18  -    Amended and Restated 1989 Incentive Stock Option Plan of
                 Serv-Tech, Inc.

(4)  10.19  -    Amended and Restated 1989 Director Stock Option Plan of
                 Serv-Tech, Inc.

(4)  10.20  -    Senior Subordinated Loan Agreement dated January 31, 1992, between Hartney Corporation and Serv-Tech, Inc.

(6)  10.21  -    Note Purchase Agreement dated June 1, 1993, by and between
                 Serv-Tech, Inc., and Berkshire Life Insurance Company;
                 Serv-Tech, Inc. and The Security Mutual Life Insurance
                 Company; Serv-Tech, Inc., and TMG Life Insurance Company;
                 Serv-Tech, Inc., and Principal Mutual Life Insurance Company.

(6)  10.22  -    Employment Agreement, dated September 20, 1991, between the
                 Company and Frank L. Calandro.

(6)  10.23  -    Registration Rights Agreement, dated September 20, 1991, among
                 Serv-Tech, Inc. and L.N. Bubrig, K. T. Bubrig, Frank
                 L. Calandro, K. T. Bubrig, Jr., Byron Keith Bubrig Inter
                 Vivos Trust.

(6)  10.24  -    Non-Competition and Confidentiality Agreement, dated
                 September 20, 1991, between Serv-Tech, Inc. and Frank L.
                 Calandro.

(6)  10.25  -    Employment Agreement, dated May 11, 1992, between the Company and Larry A. Talbert.

(6)  10.26  -    Registration Rights Agreement, dated May 11, 1992, between
                 Serv-Tech, Inc. and Larry A. Talbert.

(6)  10.27  -    Earnout Agreement, dated May 11, 1992, between Serv-Tech, Inc.
                 and Larry A. Talbert.

(8)  10.28  -    Employment Agreement, dated August 9, 1994, between Serv-Tech,
                 Inc., and Richard L. Daerr.

(8)  10.29  -    Employment Agreement, dated August 29, 1994, between
                 Serv-Tech, Inc., and David P. Tusa.

(8)  10.30  -    Employment Agreement, dated November 10, 1994, between
                 Serv-Tech, Inc., and Frank A. Perrone.

     10.31  -    United States Patent No. 5,403,145 (Street Legal, Mobil, Truck
                 Mounted Tube Bundle Pulling Apparatus), dated April 4, 1995.

     10.32  -    United States Patent No. 5,425,814 (Method for Quick
                 Turnaround of Hydrocarbon Processing Units), dated June 20,
                 1995.

     10.33  -    United States Patent No. 5,460,331 (Apparatus for Dispersion
                 of Sludge in a Crude Oil Storage Tank), dated October 24,
                 1995.

     10.34  -    United States Patent No. 5,485,966 (Remotely Controlled
                 Chopping Machine for Tank Cleaning), dated January 23, 1996.

     10.35  -    Contract No. FP-03 for Design, Supply, Construction and
                 Commissioning of Finchaa Sugar Factory and Ethanol Plant between Finchaa Sugar Factory of the Transitional Government of Ethiopia and F. C. Schaffer & Associates, Inc.

     10.36  -    Credit Agreement dated May 15, 1995, by and between Serv-Tech,
                 Inc. and Texas Commerce Bank National Association, and Bank
                 One Texas, N.A.

     10.37  -    Agreement for Serv-Tech Turnaround Services Management Group.

     10.38  -    Agreement Relating to Employment Performance Bonuses by and
                 between Chemisolv, Limited and Chemisolv Holdings, Inc. and
                 Serv-Tech, Inc. and the Chemisolv Management Group.

     10.39  -    Option Assignment Agreement by and between Chemisolv Holdings,
                 Inc. and Chemisolv, Limited and Serv-Tech, Inc. and the
                 Chemisolv Option Holders and Laserdisk, Limited.

     10.40  -    Guaranteed Unsecured Loan Notes by and between Chemisolv
                 Holdings, Inc. and Serv-Tech, Inc. and the Chemisolv
                 Management Group.

     13.1   -    Portions of the 1995 Annual Report to Shareholders of
                 Serv-Tech, Inc.  Portions of the 1995 Annual Report to
                 Shareholders of Serv-Tech, Inc. are not deemed to be "filed" under the Securities Exchange Act of 1934.

     21.1   -    Subsidiaries of Serv-Tech, Inc.

     23.1   -    Consent of KPMG Peat Marwick LLP.

     27.1   -    Financial Data Schedule

     99.1   -    Opinion of Coopers & Lybrand for the consolidated balance
                 sheet as of December 31, 1994, and the consolidated statements of operations, changes in stockholders' equity and cash flow for the two years in the period ended December 31, 1994.


      (1) Incorporated by reference from the registrant's Registration Statement No. 33-29594 on Form S-1.

      (2) Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

      (3) Incorporated by reference from the registrant's Report on Form 8-K dated September 20, 1991.


      (4) Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

      (5) Incorporated by reference from the registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

      (6) Incorporated by reference from the registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

      (7) Incorporated by reference from the registrants Report on Form 8-K, dated June 14, 1994.

      (8) Incorporated by reference from the registrants Annual Report on Form 10-K for the fiscal year December 31, 1994.