Form 10-Q
period 1996-03-31
SERV TECH INC /TX/
filed 1996-05-15
CIK 852485

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       ------------------------------


                                   FORM 10-Q
(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                       OR

[   ]     TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                     For the transition period from     to
                                                   -----  -----

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

         The number of shares of Common Stock issued and outstanding, par value $0.50 per share, as of May 8, 1996, was 6,666,597.

                        SERV-TECH, INC. AND SUBSIDIARIES

                                     INDEX



                                                                                            Page(s)
PART I.  FINANCIAL INFORMATION                                                              ------
         Item 1.          Financial Statements
             Consolidated Balance Sheet
              March 31, 1996 (Unaudited) and December 31, 1995...........................      3

             Consolidated Statement of Operations (Unaudited)
             Three Months Ended March 31, 1996 and 1995..................................      4

             Consolidated Statement of Cash Flows (Unaudited)
             Three Months Ended March 31, 1996 and 1995..................................      5

             Notes to Consolidated Financial Statements (Unaudited)......................      6


         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operations..................      8


PART II.         OTHER INFORMATION

         Item 6.          Exhibits and Reports on Form 8-K. .............................     10


PART III.        SIGNATURES. ............................................................     11

                        SERV-TECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                        March 31,           December 31,
                         ASSETS                                                            1996                 1995
                                                                                       -----------          ------------
                                                                                       (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .         $     7,345,707       $     1,347,475
   Accounts receivable, net   . . . . . . . . . . . . . . . . . . . . . .              52,928,092            48,945,540
   Costs and estimated earnings in excess of billings on
      uncompleted contracts   . . . . . . . . . . . . . . . . . . . . . .               1,857,129             8,693,468
   Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,227,067             2,102,245
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . .               1,848,964             1,619,903
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .               4,994,541             4,922,070
                                                                                  ---------------       ---------------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . .              71,201,500            67,630,701
PROPERTY, PLANT AND EQUIPMENT, NET  . . . . . . . . . . . . . . . . . . .              32,367,497            32,414,756
INTANGIBLE ASSETS, NET  . . . . . . . . . . . . . . . . . . . . . . . . .              17,180,290            17,442,812
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,323,993             2,015,984
                                                                                  ---------------       ---------------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   123,073,280       $   119,504,253
                                                                                  ===============       ===============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .         $    18,015,030       $    15,952,601
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .              17,702,804            18,663,629
   Billings in excess of costs and estimated earnings on
      uncompleted contracts   . . . . . . . . . . . . . . . . . . . . . .               1,808,296             1,343,826
   Revolving line of credit   . . . . . . . . . . . . . . . . . . . . . .               9,000,000             6,500,000
   Income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . .                       -               728,597
   Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 891,395               626,566
                                                                                  ---------------       ---------------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . .              47,417,525            43,815,219

LONG-TERM DEBT, LESS CURRENT MATURITIES . . . . . . . . . . . . . . . . .              16,595,000            16,594,998
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . .               5,168,076             5,095,608
MINORITY INTEREST AND OTHER . . . . . . . . . . . . . . . . . . . . . . .               1,309,848             1,068,582
CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 2,000,000 shares
      authorized; no shares issued and outstanding  . . . . . . . . . . .                      -                     -
   Common stock, par value $.50, authorized 20,000,000
      shares; issued and outstanding shares of 6,816,849 and
      6,752,671, respectively   . . . . . . . . . . . . . . . . . . . . .               3,408,425             3,376,336
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . .              43,872,459            43,489,763
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .               6,672,959             7,675,586

   Cumulative translation adjustment  . . . . . . . . . . . . . . . . . .                (116,362)              (64,982)
   Treasury stock, at cost, 156,833 and 193,358 shares, respectively  . .              (1,254,650)           (1,546,857)
                                                                                  ---------------       ---------------
         Total stockholders' equity   . . . . . . . . . . . . . . . . . .              52,582,831            52,929,846
                                                                                  ---------------       ---------------
         Total liabilities and stockholders' equity   . . . . . . . . . .         $   123,073,280       $   119,504,253
                                                                                  ===============       ===============

                  The accompanying notes are an integral part of the consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               for the three months ended March 31, 1996 and 1995
                                  (unaudited)


                                                                                1996              1995
                                                                                ----              ----
REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    64,626,437    $    71,550,375

COSTS OF SERVICES . . . . . . . . . . . . . . . . . . . . . . .              53,801,865         59,001,813
                                                                        ---------------    ---------------
   Gross profit   . . . . . . . . . . . . . . . . . . . . . . .              10,824,572         12,548,562

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES  . . . . . . . . .              11,623,328          9,174,720
                                                                        ---------------    ---------------
   Operating income (loss)  . . . . . . . . . . . . . . . . . .                (798,756)         3,373,842

OTHER INCOME (EXPENSE):
   Interest expense   . . . . . . . . . . . . . . . . . . . . .                (600,675)          (412,563)
   Interest income  . . . . . . . . . . . . . . . . . . . . . .                  12,930             27,684
   Other, net   . . . . . . . . . . . . . . . . . . . . . . . .                  10,140             59,078
                                                                        ---------------    ---------------
                                                                               (577,605)          (325,801)
                                                                        ---------------    ---------------
MINORITY INTEREST AND OTHER . . . . . . . . . . . . . . . . . .                (241,266)          (313,388)
EQUITY IN EARNINGS OF AFFILIATES  . . . . . . . . . . . . . . .                       -            (24,331)
                                                                        ---------------    ---------------
INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . . . .              (1,617,627)         2,710,322

PROVISION (BENEFIT) FOR INCOME TAXES  . . . . . . . . . . . . .                (615,000)         1,193,000
                                                                        ---------------    ---------------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . .         $    (1,002,627)   $     1,517,322
                                                                        ================   ===============
Earnings (loss) per share . . . . . . . . . . . . . . . . . . .         $          (.15)   $           .23
                                                                        ================   ===============

Weighted average common shares outstanding  . . . . . . . . . .               6,627,517          6,718,224
                                                                        ===============    ===============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1996 and 1995
                                  (unaudited)

                                                                                 1996               1995
                                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .    $   (1,002,627)      $  1,517,322
  Adjustments:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . .         1,698,081          1,567,420
   Provision for losses on accounts and notes receivable  . . . . . .          (201,656)           432,460
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .                (3)          (699,114)
   Equity in earnings of affiliates   . . . . . . . . . . . . . . . .                 -             24,331
   Minority interest and other  . . . . . . . . . . . . . . . . . . .           241,266            313,388
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,753             (1,691)
                                                                         --------------       ------------
                                                                                747,814          3,154,116
  Change in assets and liabilities, net of effect from acquisi-
  tion of a business:
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .        (3,780,896)       (17,109,482)
   Net change in billings, costs and estimated earnings on
      uncompleted contracts . . . . . . . . . . . . . . . . . . . . .         7,300,809         15,147,882
   Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (124,822)          (130,768)
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .          (229,061)           548,230
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          (208,009)          (225,721)
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .         2,062,429          4,154,643
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .          (353,833)         1,844,257
   Income taxes payable   . . . . . . . . . . . . . . . . . . . . . .          (728,599)                 -
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -            885,295
                                                                         --------------       ------------
       Net cash provided by operating activities  . . . . . . . . . .         4,685,832          8,268,452
                                                                         --------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures   . . . . . . . . . . . . . . . . . . . . . .        (1,355,529)          (599,564)
   Investments in and advances to affiliates  . . . . . . . . . . . .                 -           (550,301)
   Intangible assets  . . . . . . . . . . . . . . . . . . . . . . . .           (87,901)            (7,333)
                                                                         --------------       ------------
            Net cash used in investing activities   . . . . . . . . .        (1,443,430)        (1,157,198)
                                                                         --------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt   . . . . . . . . . . . . . . . . .         4,801,245         10,000,000
   Principal payments of debt   . . . . . . . . . . . . . . . . . . .        (2,045,415)        (5,481,673)
                                                                         --------------       ------------
            Net cash provided by financing activities   . . . . . . .         2,755,830          4,518,327
                                                                         --------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .         5,998,232         11,629,581
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . .         1,347,475          1,851,431
                                                                         --------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . .    $    7,345,707        $13,481,012
                                                                         ==============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Serv-Tech, Inc., and its majority-owned subsidiaries ("Company"). The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995, and should be read in conjunction therewith.

         In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's consolidated financial position at March 31, 1996, and the consolidated results of its operations and cash flows for the three months ended March 31, 1996 and 1995. Interim results are not necessarily indicative of results for a full year.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of: ("SFAS 121"). This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicate the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on the consolidated financial statements for the quarter ended March 31, 1996.

         Certain reclassifications have been made to conform to current year presentation with no effect on earnings.

2.       FINCHAA SUGAR MILL PROJECT

         During the first quarter of 1995, F. C. Schaffer & Associates ("Schaffer"), a subsidiary of the Company, secured an $83 million contract to engineer, design, procure and construct a 4,000 metric ton cane-per-day sugar factory and 45,000 liter-per-day ethanol plant in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997 followed by a twelve month training and warranty period. In conjunction with the effectiveness of the contract, the Company received an advance payment equal to 20% of the contract value. The Company has issued letters of credit to support performance and the 20% advance payment. Such letters of credit total approximately $21.0 million at March 31, 1996. Contractual payment amounts to Schaffer will be supported by a revolving letter of credit to be issued by the Ethiopian government via the African Development Bank.

         In accordance with the terms of the Schaffer acquisition agreement, former shareholders of that company will participate in the earnings of the Finchaa project. This deferred purchase price is estimated to be in the range of 30-35% of the project profits and will be recognized as an expense, as earned, over the life of the project. The amount accrued under this arrangement for the three months ended March 31, 1996, totaled $0.2 million and is reflected in the statement of operations as a component of minority interest and other.

         As of March 31, 1996, the Finchaa project was approximately 56% complete. Revenues from the Finchaa project for the three months ended March 31, 1996, were $16.0 million. Gross profit recognized from the project for the three months ended March 31, 1996, was $0.8 million. The first quarter 1995 included $4.0 million in revenue and no gross profit related to the Finchaa project. Project-to-date revenues and gross profits for the Finchaa project are $48.9 million and $2.6 million, respectively.

3.       DEBT

         At March 31, 1996, the Company maintained a revolving line of credit agreement with two banks (the "Revolving Note"). The Revolving Note provides for borrowings up to $35.0 million and expires May, 1997. Interest is payable monthly, at rates not exceeding the bank's prime rate. The Company's weighted average borrowing rate at March 31, 1996, was 6.927%. The Revolving Note contains certain covenants which require, among other things, that the Company maintain (i) minimum consolidated tangible net worth, (ii) minimum consolidated net worth, (iii) funded debt coverage ratio, and (iv) fixed charge coverage ratio. The Revolving Note is not collateralized and the Company pays a commitment fee of .25% on the unused portion. In addition, the Revolving Note provides certain restrictions on the payment of dividends. At March 31, 1996, working capital borrowings of $9.0 million were outstanding under the Revolving Note.

         At March 31, 1996, the Company had outstanding, against the Revolving Note, irrevocable letters of credit amounting to approximately $5.9 million. The letters of credit were issued to guarantee certain of the Company's insurance programs and bid bonds.

4.       BUSINESS SEGMENTS

         Summarized financial information by business segment for the three month periods ended March 31, 1996 and 1995, is set forth below (dollars in thousands):

                                                           Environmental
                           Specialty                       & Performance   Corporate
                            Services          EPC            Chemicals      & Other       Consolidated
                            --------          ---            ---------      -------       ------------
1996
- ----
  Revenues                $   19,414     $    41,901      $     3,910     $      (599)     $    64,626
  Operating income (loss)      1,465            (158)            (167)         (1,939)            (799)

1995
- ----
  Revenues                $   46,467     $    22,031      $     3,076     $       (24)     $    71,550
  Operating income (loss)      3,385           1,305              124          (1,440)           3,374


5.       CONTINGENCIES

         The Company is involved in various claims and disputes incidental to its business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

         At March 31, 1996, the Company had irrevocable letters of credit outstanding of approximately $32.1 million. The letters of credit were issued primarily to (i) guarantee certain of the Company's insurance programs amounting to $5.9 million, (ii) support Finchaa Sugar Mill Project procurement amounting to $5.2 million, and (iii) to support job performance on the Finchaa Sugar Mill Project amounting to $21.0 million (see Note 2).

6.       SUBSEQUENT EVENT

         On April 26, 1996, the Company announced the signing of a letter of intent to merge with HydroChem Industrial Services, Inc. ("HydroChem") of Houston. HydroChem shareholders would be issued shares representing 55% of the total outstanding shares (including the Company's stock options) of a new entity formed for such purposes. The Company's shareholders would receive shares representing 45% of the new entity. The transaction would be tax-free for shareholders of both companies. The letter of intent calls for both parties to negotiate and finalize a definitive merger agreement by July 1, 1996. Consummation of the merger will be subject to approval by the Board of Directors and shareholders of each company, and upon usual and customary conditions, including regulatory approval.

         HydroChem provides hydroblasting, chemical cleaning, vacuum, and other specialty industrial cleaning services to the petrochemical, refinery, utility, and pulp and paper industries. HydroChem generated $156.5 million in revenue, $13.5 million in operating income, and $3.3 million in net income for the year ended December 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Consolidated revenues for the first quarter of 1996 were $64.6 million, a decrease of $7.0 million, or 9.8% from first quarter 1995 consolidated revenues of $71.6 million. Revenues by operating group for the first quarter of 1996 included $41.9 million from Serv-Tech EPC ("EPC"), $19.4 million from Specialty Services and $3.9 million for Environmental and Performance Chemicals ("Environmental"). The decrease is attributable primarily to lower levels of activity in the specialty turnaround business, Specialty Services, resulting from delays in scheduled maintenance at refinery facilities which were experiencing improved margins.

         The $27.1 million decrease in Specialty Services was partially offset by the $19.9 million increase in EPC revenues over first quarter 1995. The first quarter revenues of EPC included $16.0 million attributable to the Finchaa Sugar Factory and Ethanol Plant Project compared to $4.0 million for the first quarter of 1995. Excluding the effect of the Finchaa Project revenue, the first quarter gross profit percentage was 20.7%.

         Consolidated selling, general and administrative expenses were $11.6 million in the first quarter of 1996, an increase of $2.4 million, or 26.1% over the comparable period of 1995. The increase is attributable primarily to the EPC operations which experienced higher overhead than that needed in light of the lower than planned revenue activity due in part to lower than forecast new orders and the cancellation of a major engineering project. Additionally, overhead was adversely affected by research and development expenditures related to the new paper-strengthening and welding technology, Mastiff(sm) and Weldsmart(tm). Overhead also included severance charges of $0.5 million for the first quarter of 1996.

SPECIALTY SERVICES

         Specialty Services generated revenues of $19.4 million for the first quarter of 1996, a decrease of $27.0 million, or 58.2%, over the first quarter of 1995. As discussed above, this decrease was primarily due to reductions in refinery shut-downs in a period of high demand for fuel and related products.

         Operating income for the first quarter of 1996 was $1.5 million, a decrease of $1.9 million, or 55.9%, over the same period of 1995. This decrease is primarily attributable to the decrease in revenue. However, operating income, as a percentage of Specialty Services revenues, increased from 7.3% for the first quarter of 1995 to 7.6% for the first quarter of 1996.

EPC

         EPC revenues increased $19.9 million to $41.9 million for the first quarter of 1996. $12.0 million of this increase was attributable to the Finchaa Sugar Factory and Ethanol Plant Project in Finchaa, Ethiopia, which generated $16.0 million in revenue for the first quarter of 1996 versus $4.0 million for the corresponding quarter of 1995. Additionally, SECO Industries (the electrical and instrumentation services subsidiary) experienced increased revenues of $1.1 million to $11.9 in 1996 over the first quarter of 1995.

         The operating loss for the first quarter of 1996 of $0.2 million, was $1.5 million lower than $1.3 million of operating income generated during the same period of 1995. This decrease is principally due to lower job level profit margins coupled with increased overhead expenses resulting from lower than anticipated EPC activity.

ENVIRONMENTAL

         Environmental revenues increased slightly to $3.9 million for the first quarter of 1996 from $3.1 million for the first quarter of 1995. Operating income decreased $0.3 million to a loss of $0.2 million in 1996. The operating loss is a result of research and development expenditures related to the development of the new paper-strengthening technology, Mastiff(SM).

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures for the first quarter of 1996 were approximately $1.4 million. These purchases were primarily for the purchase and manufacture of equipment necessary to support the Company's business activities. Capital expenditures for the remainder of 1996, excluding acquisitions, are expected to be approximately $3.0 million to $4.0 million.

         At March 31, 1996, the Company's working capital totaled approximately $23.8 million. The Company has been able to finance its working capital requirements primarily through its cash flows from operations and bank borrowings. The Company maintains a $35.0 million revolving line of credit with two banks which expires in May 1997. At March 31, 1996, $9.0 million was outstanding under the revolving line of credit and $6.7 million was available for borrowing. In addition, the Company has $15.0 million in 8.41% Senior Notes Payable due June 2003.

         As further discussed in Note 2 of Notes to Consolidated Financial Statements, the Company secured an $83.0 million contract to engineer, design, procure and construct a 4,000 metric ton cane-per-day sugar factory and 45,000 liter-per-day ethanol facility in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997. On February 7, 1995, the Company received an advanced payment equal to 20% of the contract value. The Company issued letters of credit to support performance and the 20% advance payment. Such letters of credit total approximately $21.0 million. In addition, the Company has issued approximately $5.2 million in commercial letters of credit to support vendor purchases. Contractual payments to the Company are supported by a revolving letter of credit issued by the Ethiopian government via the African Development Bank. The project is expected to be self-funding and, therefore, should not require working capital support other than that received from the project owner.

         For the three months ended March 31, 1996, net cash flows from operations were $4.7 million resulting primarily from the $7.3 million decrease in net excess billings, costs and estimated earnings on uncompleted contracts, which was principally due to first quarter 1996 Finchaa project billings and collections. Also, contributing to the cash flow from operations was depreciation and amortization of $1.7 million, increase in accounts payable of $2.1 million, offset partially by a $3.8 million increase in accounts receivable, and a $1.1 decrease in accrued liabilities and income taxes payable. The $3.6 million decrease in cash flow from operations from the first quarter of 1995 is primarily attributable to the first quarter 1995 including the receipt of the 20% advance payment on the Finchaa project discussed above. Net expenditures used in investing activities amount to $1.4 million, consisting primarily of capital expenditures. Cash flows provided by financing activities totaled $2.8 million resulting from net borrowings under the Company's revolving line of credit.

         Backlog totaled $80.0 million at March 31, 1996, versus $96.1 million at December 31, 1995, and $159.7 million at March 31, 1995. The March 31, 1996, backlog amount included $69.1 million and $10.2 million attributable to EPC and Specialty Services, respectively. The EPC backlog amount included $37.6 million from the Finchaa project and $19.1 million from SECO Industries. The decrease in revenue backlog is primarily due to decreasing EPC backlog, which included $48.0 million and $79.0 million related to the Finchaa Sugar project as of December 31, 1995, and March 31, 1995, respectively. Additionally, the decrease of Specialty Services backlog from $24.6 at March 31, 1995, is consistent with a slow starting 1996 turnaround season for Specialty Services.

                                    PART II

                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits
                 27 -- Financial Data Schedule

         (b)     Reports on Form 8-K
                 The Company filed a Current Report on Form 8-K dated
                 April 26, 1996, with the Securities and Exchange Commission in connection with the announcement of the letter of intent to merge with HydroChem Industrial Services, Inc. of Houston, Texas.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SERV-TECH, INC.


By                       David P. Tusa
  ---------------------------------------------------
                         David P. Tusa
                      Sr. Vice President,
                   Finance and Administration

Date                      May 15, 1996
    -------------------------------------------------



By                      Dale W. Wilhelm
    -------------------------------------------------
                        Dale W. Wilhelm
                      Corporate Controller

Date                      May 15, 1996
    -------------------------------------------------

                              INDEX TO EXHIBITS



Exhibit #                        Description
- ---------                       -------------
 27                         Financial Data Schedule