Form 10-Q
period 1996-06-30
SERV TECH INC /TX/
filed 1996-08-14
CIK 852485

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        ----------------------------

                                  FORM 10-Q
(mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

                                     OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to __________


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

                             Yes   X          No
                                 -----           ------

         The number of shares of Common Stock issued and outstanding, par value $0.50 per share, as of August 8, 1996 was 6,701,500.

                        SERV-TECH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                          Page(s)
                                                                                          -------
PART I.  FINANCIAL INFORMATION
         Item 1.          Financial Statements
             Consolidated Balance Sheet
             June 30, 1996 (Unaudited) and December 31, 1995.......................        3

             Consolidated Statement of Operations (Unaudited)
             For the Three Months and Six Months Ended
             June 30, 1996 and 1995................................................        4

             Consolidated Statement of Cash Flows (Unaudited)
             For the Six Months Ended June 30, 1996 and 1995.......................        5

             Notes to Consolidated Financial Statements (Unaudited)................        6

         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operations............       10

PART II.                  OTHER INFORMATION

         Item 4.          Submission of Matters to a Vote of Security Holders......       14

         Item 6.          Exhibits and Reports on Form 8-K.........................       14

PART III.                 SIGNATURES...............................................       15


                        SERV-TECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                  June 30,December 31,
                                                                                  1996           1995
                                                                               -----------   ------------
                         ASSETS                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents.............................................      $      -      $    287,356
   Accounts receivable, net..............................................       31,417,263     31,941,127
   Costs and estimated earnings in excess of billings on
     uncompleted contracts...............................................        1,958,757      2,111,396
   Inventory.............................................................        2,255,765      1,700,462
   Prepaid expenses......................................................        1,105,657        768,161
   Deferred income taxes.................................................        4,241,425      4,345,398
   Net current assets from discontinued operations.......................        9,289,150     16,865,749
                                                                               -----------   ------------
         Total current assets............................................       50,268,017     58,019,649
PROPERTY, PLANT AND EQUIPMENT, NET.......................................       27,809,012     29,325,986
INTANGIBLE ASSETS, NET...................................................       14,552,276     14,748,088
OTHER ASSETS.............................................................        2,844,592      1,884,763
DEFERRED INCOME TAXES....................................................          433,040          -
NET NON-CURRENT ASSETS, DISCONTINUED OPERATIONS..........................        1,968,702      3,623,219
                                                                               -----------   ------------
         Total assets....................................................      $97,875,639   $107,601,705
                                                                               ===========   ============
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable......................................................      $13,712,242    $13,295,347
   Accrued liabilities...................................................       14,103,082     13,545,808
   Billings in excess of costs and estimated earnings on
     uncompleted contracts...............................................          387,084        359,415
    Revolving line of credit..............................................      14,500,000      6,500,000
Income taxes payable.....................................................            -            295,865
Other....................................................................          545,507        207,732
                                                                               -----------   ------------
   Total current liabilities.............................................       43,247,915     34,204,167

LONG-TERM DEBT, LESS CURRENT MATURITIES..................................       15,170,000     15,170,000

DEFERRED INCOME TAXES....................................................            -          4,812,740

MINORITY INTEREST........................................................          534,456        484,952

CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 2,000,000 shares
     authorized; no shares issued and outstanding........................            -              -
  Common stock, par value $.50, authorized 20,000,000
     shares; issued and outstanding shares of 6,806,849
     and 6,752,671, respectively.........................................        3,403,425      3,376,336
   Additional paid-in capital............................................       43,817,584     43,489,763
   Retained earnings (deficit)............................................      (7,185,958)     7,675,586
   Treasury stock, at cost, 120,606 and 193,358 shares, respectively......        (961,816)    (1,546,857)
   Cumulative translation adjustment......................................        (149,967)       (64,982)
                                                                               -----------   ------------
         Total stockholders' equity.......................................      38,923,268     52,929,846
                                                                               -----------   ------------
         Total liabilities and stockholders' equity.......................     $97,875,639   $107,601,705
                                                                               ===========   ============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                                     For the Three Months                   For the Six Months
                                                        Ended June 30,                        Ended June 30,
                                                 -----------------------------        --------------------------------
                                                     1996            1995                1996               1995
                                                 ------------     ------------        ------------      --------------
Revenues.......................................  $ 38,471,348     $ 45,876,770        $ 71,581,267       $ 106,201,050
Costs of services..............................    30,752,085       37,569,722          56,362,019          87,076,932
                                                 ------------     ------------        ------------      --------------
   Gross profit................................     7,719,263        8,307,048          15,219,248          19,124,118
Selling, general and administrative
   expenses....................................    11,684,617        7,888,115          18,289,266          16,185,301
                                                 ------------     ------------        ------------      --------------
   Operating income (loss).....................    (3,965,354)         418,933          (3,070,018)          2,938,817

Other income (expense):
   Interest expense............................      (527,704)        (501,833)         (1,070,268)           (914,395)
   Interest income.............................        39,926           12,375              50,730              40,059
     Other, net................................       (34,825)          44,025             (24,727)            113,342
                                                 ------------     ------------        ------------      --------------
                                                     (522,603)        (445,433)         (1,044,265)           (760,994)
                                                 ------------     ------------        ------------      --------------

Minority interest..............................       (14,532)         (55,891)            (49,504)           (369,279)
Equity in earnings of affiliates...............         -                -                   -                 (24,331)
                                                 ------------     ------------        ------------      --------------
Pre-tax earnings (loss) from continuing
     operations................................    (4,502,489)         (82,391)         (4,163,787)          1,784,213
Income tax benefit (expense)...................     1,175,000           (4,000)          1,036,000            (911,000)
                                                 ------------     ------------        ------------      --------------
Net income (loss) from continuing operations...    (3,327,489)         (86,391)         (3,127,787)            873,213
Income (loss) from discontinued operations,
    net of income taxes........................    (6,178,334)         752,679          (7,407,208)          1,310,397
Estimated loss on disposal of discontinued
    operations, net of tax benefit.............    (4,326,546)           -              (4,326,546)              -
                                                 ------------     ------------        ------------      --------------
Net income (loss)..............................   (13,832,369)         666,288         (14,861,541)          2,183,610
                                                 ============     ============        ============      ==============
Earnings (loss) per share from continuing
     operations................................         (0.50)           (0.01)              (0.47)               0.13
Earnings (loss) per share from discontinued
     operations................................         (1.57)            0.11               (1.76)               0.19
                                                 ------------     ------------        ------------      --------------
Net income (loss) per share....................         (2.07)            0.10               (2.23)               0.32
                                                 ============     ============        ============      ==============
Weighted average common shares outstanding          6,672,561        6,734,343           6,650,039           6,726,574
                                                 ============     ============        ============      ==============



   The accompanying notes are an integral part of the consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (unaudited)

                                                                                1996               1995
                                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from continuing operations.......................      $(3,127,787)        $   873,213
Adjustments:
     Depreciation and amortization....................................        3,030,054           3,133,559
     Provision for losses on accounts and notes receivable............           48,775             382,648
     Deferred income taxes............................................       (1,036,000)           (532,542)
     Non-cash charges.................................................        1,387,207               -
     Equity in losses of affiliates...................................            -                  24,331
     Minority interest................................................           49,504             369,279
     Other............................................................           94,609              96,781
                                                                            -----------         -----------
                                                                                446,362           4,347,269
     Change in assets and liabilities, net of effect from
     acquisitions of businesses:
       Accounts receivable............................................          475,089          (6,838,688)
       Net change in costs, estimated earnings and billings on
         uncompleted contracts........................................          180,308             176,677
       Inventory......................................................         (555,303)           (758,065)
       Prepaid expenses and other current assets......................         (337,495)            268,227
       Other assets...................................................         (959,829)           (707,052)
       Accounts payable...............................................          416,895           3,969,572
       Accrued liabilities............................................          355,710            (265,775)
                                                                            -----------         -----------
         Net cash provided by operating activities....................           21,737             192,165
                                                                            -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...............................................       (1,085,853)         (1,423,125)
   Payments to discontinued operations................................       (7,100,000)         (4,400,000)
   Investments in and advances to affiliates..........................            -                (290,263)
   Acquisition of businesses, net of cash acquired....................            -                (625,514)
   Intangible assets..................................................         (328,957)            (67,530)
   Proceeds from disposition of property, plant and
     equipment .......................................................            -                 140,000
                                                                            -----------         -----------
         Net cash used in investing activities........................       (8,514,810)         (6,666,432)
                                                                            -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt.....................................       13,746,450          13,000,000
   Principal payments of debt.........................................       (5,550,733)         (7,827,472)
                                                                            -----------         -----------
         Net cash provided by financing activities....................        8,205,717           5,172,528
                                                                            -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................         (287,356)         (1,301,739)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................          287,356           1,301,739
                                                                            -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................      $     -             $     -
                                                                            ===========         ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                       SERV-TECH, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              -----------------

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

         In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's consolidated financial position at June 30, 1996, and the consolidated results of its operations and cash flows for the three and six months ended June 30, 1996 and 1995. Interim results are not necessarily indicative of results for a full year.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of: ("SFAS 121"). This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicate the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on the consolidated financial statements for the three and six months ended June 30, 1996.

         Certain reclassifications have been made to conform to current year presentation with no effect on earnings.

2.  DISCONTINUED OPERATIONS

         In July 1996, the Company announced its intent to discontinue its engineering, procurement and construction ("EPC") operations. The discontinued EPC operations consist of, (i) several domestic EPC projects near completion,
(ii) F.C. Schaffer and Associates which includes the Finchaa Sugar Factory project as well as a consulting engineering practice, (iii) a construction company in Orange, Texas and (iv) engineering operations in Lake Charles and New Orleans, Louisiana.

         The EPC operations provide a full range of engineering consultation and project management services primarily to the refining, petrochemical and food processing industries. The Company's plan for divestiture from the EPC business includes run-off of existing projects and the sale of certain divisions and/or operations.

         The net loss from discontinued operations of $6.2 million (net of income tax benefit of $2.1 million), or $0.92 per share, and $7.4 million (net of income tax benefit of $2.8 million), or $1.11 per share, for the three and six months ended June 30, 1996, respectively, included a $3.7 million, or $0.55 per share second quarter charge for the write-down of the profitability on several domestic EPC projects and the Finchaa Sugar Mill project. Excluding the effects of this charge, the second quarter 1996 net loss was $2.5 million, or $0.37 per share, compared to $0.8 million (net of income tax expense of $0.4 million), or $0.11 per share, net income in the second quarter of 1995. Without this $3.7 million charge, the net loss from discontinued operations was $3.7 million, or $0.56 per share, for the first half of 1996 compared to net income of $1.3 million (net of income tax expense of $0.7 million), or $0.19 per share for the corresponding period of 1995.

         Additionally, in conjunction with the decision to discontinue the EPC operations, the Company recorded a $4.3 million, or $0.65 per share, estimated loss on disposal of the EPC operations for the estimated loss on sale and disposal of certain EPC divisions and the related write-off of goodwill. The estimated loss on disposal of the EPC operations includes a $0.3 million, or $0.05 per share, estimated losses during phase-out period.

         Net current assets from discontinued operations consist primarily of Finchaa project cash and working capital of the remaining EPC operations. Net non-current assets from discontinued operations consist of property and equipment and a note payable of $1.7 million.

         Revenues generated by the discontinued EPC operations for the three months ended June 30, 1996 were $22.5 million, which included $11.5 million related to the Finchaa Sugar Factory Project. For the first half of 1996, the discontinued EPC operations generated $52.5 million in revenue, which included $27.5 million related to Finchaa.

         Finchaa Sugar Factory Project
         During the first quarter of 1995, F. C. Schaffer & Associates ("Schaffer"), a subsidiary of the Company, secured an $83 million contract to engineer, design, procure and construct a 4,000 metric ton cane-per-day sugar factory and 45,000 liter-per-day ethanol plant in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997 followed by a twelve month training and warranty period. In conjunction with the effectiveness of the contract, the Company received an advance payment equal to 20% of the contract value. The Company has issued letters of credit to support performance and the 20% advance payment. At June 30, 1996, such letters of credit totaled $9.5 million to support the unrecorded portion of the advance payment and $8.4 million to support project performance guarantees. Contractual payment amounts to Schaffer are supported by a revolving letter of credit to be issued by the Ethiopian government via the African Development Bank.

    As of June 30, 1996, the Finchaa project was approximately 70% complete.

3.       DEBT

          At June 30, 1996, the Company maintained a revolving line of credit agreement with two banks (the "Revolving Note"). The Revolving Note provides for borrowings up to $35.0 million. Interest is payable monthly, at rates not exceeding the bank's prime rate. The Company's weighted average borrowing rate at June 30, 1996, was 7.4375%. The Revolving Note contains certain covenants which require, among other things, that the Company maintain (i) minimum consolidated tangible net worth, (ii) minimum consolidated net worth, (iii) funded debt coverage ratio, and (iv) fixed charge coverage ratio. The Revolving
Note is not collateralized and the Company pays a commitment fee of .25% on the unused portion. In addition, the Revolving Note contains certain restrictions on the level of borrowings (borrowing base computation) and payment of dividends. At June 30, 1996, working capital borrowings of $14.5 million were outstanding under the Revolving Note. The revolving line of credit expires September 30, 1996. The Company is currently in negotiation to renew and extend the revolving line of credit.

         At June 30, 1996, the Company had outstanding, against the Revolving Note, irrevocable letters of credit amounting to approximately $5.6 million. The letters of credit were issued to guarantee certain of the Company's insurance programs and bid bonds.

4.       BUSINESS SEGMENTS

         Summarized financial information by business segment is set forth below (dollars in thousands):

Three months ended June 30,


                                                           Environmental
                           Specialty                       & Performance     Corporate
1996                        Services          SECO           Chemicals       & Other         Consolidated
- ----                        --------          ----           ---------       -------         ------------
  Revenues                 $  20,975       $  14,182        $   4,157       $   (843)        $  38,471
  Operating income            (1,144)(a)       1,126             (744)        (3,203)(n)        (3,965)


1995
- ----
  Revenues                 $  33,325       $  12,274        $   4,043       $   (3,765)      $  45,877
  Operating income             1,138             795             (229)          (1,285)            419

Six months ended June 30,
                                                           Environmental
                           Specialty                       & Performance    Corporate
1996                        Services          SECO           Chemicals       & Other         Consolidated
- ----                        --------          ----           ---------       -------         ------------
  Revenues                 $  39,945       $  26,071        $   8,100       $   (2,535)      $  71,581
  Operating income               296(a)        2,189             (912)          (4,643)(b)      (3,070)


1995
- ----
  Revenues                 $  78,814       $  23,079        $   8,098       $   (3,790)      $ 106,201
  Operating income             4,387           1,158              104           (2,710)          2,939

(a) Includes a $1.4 million pre-tax charge for the impairment of certain obsolete equipment and the write-off of an uncollectible receivable.
(b) Includes a pre-tax charge of $1.3 million primarily related to severance costs, consulting and professional fees.


5.      CONTINGENCIES

        The Company is involved in various claims and disputes incidental to its business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

        At June 30, 1996, the Company had irrevocable letters of credit outstanding of approximately $26.2 million. The letters of credit were issued primarily to (i) guarantee certain of the Company's insurance programs amounting to $5.6 million, (ii) support Finchaa Sugar Mill Project procurement amounting to $2.7 million, (iii) $9.5 million to support the unrecovered portion of the Finchaa project advance payment and (iv) to support job performance guarantees on the Finchaa Sugar Mill Project amounting to $8.4 million (see Note 2).

6.      SUPPLEMENTAL CASH FLOW INFORMATION

        Components of cash used for acquisitions as reflected in the consolidated statements of cash flows for the six months ended June 30, 1995 are summarized as follows:

         Fair value of current assets, net of cash acquired................     $    623,917
         Fair value of noncurrent assets, excluding intangibles............          342,895
         Intangibles*......................................................          523,216
         Minority interest*................................................          600,000
         Liabilities assumed...............................................       (1,472,514)
                                                                                ------------
                                                                                $    625,514
                                                                                ============

         *Net of $1.5 million in non-cash consideration.

            In May 1995, the Company acquired an additional 20% of the outstanding common stock of its specialty welding subsidiary, ST Piping, Inc., from the minority shareholders of that company for $600,000 cash and 180,000 shares of Company common stock. Also, in April 1995, the Company acquired the remaining 70% of an equity affiliate, Hill Technical Services, Inc. The issuance of 197,500 shares of Company common stock with a fair market value of approximately $1.5 million issued in connection with these acquisitions, has been excluded from the consolidated statement of cash flows for the six months ended June 30, 1995.

7.       MERGER

         In April 1996, the Company announced the signing of a letter of intent to merge with HydroChem Industrial Services, Inc. ("HydroChem") of Houston.
The transaction would be tax-free for shareholders of both companies. The letter of intent calls for both parties to negotiate and finalize a definitive merger agreement. Consummation of the merger will be subject to approval by the Board of Directors and shareholders of each company, and upon usual and customary conditions, including regulatory approval.

8.       SUBSEQUENT EVENT

         On July 25, 1996, the Company received a $30.0 million verdict by a Houston, Texas jury on a retrial against Stewart & Stevenson Services, Inc. ("Stewart & Stevenson") for breach of an agreement that contained confidential information and trade secrets. Before the trial, the parties entered into a settlement agreement by which Stewart & Stevenson waived its right of appeal of the trial-court judgment in the case and guaranteed a minimum recovery of $250,000 in exchange for a $20.0 million cap on any recovery by the Company. Stewart & Stevenson has annouced that it will ask the trial court to set aside the verdict. While it is unlikely that the judge will grant such relief to Stewart & Stevenson, neither party may appeal the trial court's final decision. Stewart & Stevenson's obligation to the Company will be triggered under the pre-trial agreement upon entry of the judgment by the trial court, which is expected in the near future.

         After payment of attorney's fees and payment to the Company's founder, Richard W. Krajicek, the Company's recovery would be approximately $6.0 million, if the trial judge enters a judgment, as expected, on the jury award. This jury award is not reflected in the consolidated financial statements as of or for the period ending June 30, 1996.

         This lawsuit was previously tried in June 1992, and the Company was then awarded a $17.5 million judgment by a Houston, Texas trial court. In April 1994, the 14th Court of Appeals of the State of Texas reversed the judgment, which had been obtained in the previous lawsuit against Stewart & Stevenson and remanded the case for the present retrial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Continuing Operations

         The net loss from continuing operations of $3.3 million, or $0.50 per share, and $3.1 million, or $0.47 per share, for the three and six months ended June 30, 1996, respectively, included a $2.3 million, or $0.35 per share second quarter charge for the impairment of certain obsolete equipment, the write-off of an uncollectible receivable and severance related costs. Excluding the effects of this charge, the second quarter 1996 net loss was $1.0 million, or $0.15 per share, compared to an $0.1 million, or $0.01 per share, net loss in the second quarter of 1995. Without this $2.3 million charge, the Company's net loss from continuing operations was $0.8 million, or $0.13 per share, for the first half of 1996 compared to net income of $0.9 million, or $0.13 per share, for the corresponding period of 1995.

         Consolidated revenues from continuing operations for the second quarter of 1996 of $38.5 million, were $7.4 million, or 16.1%, lower than the second quarter of 1995. Consolidated revenues for the first half of 1996 were $71.6 million, a decrease of $34.6 million, or 32.6%, over the six months ended June 30, 1995. The decrease is attributable primarily to lower levels of activity in the specialty turnaround maintenance business, Specialty Services, resulting from delays in scheduled maintenance at refinery facilities which were experiencing improved margins. The decrease in Specialty Services revenue was partially offset by increased revenue from SECO Industries ("SECO"), the electrical and instrumentation services subsidiary.

         Consolidated gross profit margins as a percentage of revenues increased from 18.1% for the second quarter of 1995 to 20.1% for the second quarter of 1996, and from 18.0% for the six months ended June 30, 1995 to 21.3% for the first half of 1996. The increase in 1996 gross profit margins is due primarily to improved Specialty Services project management and performance.

         Consolidated selling, general and administrative expenses for the second quarter of 1996 of $11.7 million included a pre-tax charge of $3.5 million for the impairment of certain equipment, the write-off of an uncollectible receivable and severance related costs. Excluding this charge, second quarter overhead expenses were $8.2 million, an increase of $0.3 million, or 4.0%, over the second quarter of 1995. For the six months ended June 30, 1996, consolidated selling, general and administrative expenses, excluding the $3.5 million second quarter charge, were $14.8 million, a decrease of $1.4 million, or 8.5%, over the same period of 1995. The decrease in overhead expenses is consistent with the decrease in revenues.

         Interest expense for the six months ended June 30, 1996, increased $0.2 million, or 17.0% to $1.1 million. The increase is due to increased borrowings during 1996 under the Company's line of credit.

         Minority interest for the six months ended June 30, 1996 decreased $0.3 million to $0.1 million. In May 1995, the Company acquired an additional 20% of the outstanding common stock of ST Piping, Inc., our specialty welding subsidiary, from the minority shareholders of that company. Prior to the acquisition the Company owned 70%. The reduced level of minority ownership in ST Piping coupled with its reduced level of earnings in 1996 as compared to 1995, due to the lower levels of activity in the specialty turnaround maintenance business during the first half of 1996, have caused the decrease in minority interest.

Specialty Services

         Specialty Services generated revenues of $21.0 million for the second quarter of 1996, a decrease of $12.4 million, or 37.1%, over the second quarter of 1995. For the six months ended June 30, 1996, Specialty Services revenues amounted to $39.9 million, a decrease of $38.9 million, or 49.3%, over the same period of 1995. As noted above the decreased revenues in 1996 are attributable to the lower levels of business activity throughout the turnaround maintenance business, resulting from delays in scheduled maintenance at refinery facilities which were experiencing improved margins.

         The operating loss for the second quarter of 1996 of $1.1 million included a $1.4 million pre-tax charge for the impairment of certain obsolete equipment and the write-off of an uncollectible receivable. Excluding this charge, Specialty Services generated $0.3 million in operating income, a decrease of $0.8 million, from $1.1 million in the second quarter of 1995. Operating income for the first half of 1996, excluding the second quarter charge of $1.4 million totaled $1.7 million, a decrease of $2.6 million from the comparable period of 1995. The decrease is consistent with the reduced levels of turnaround maintenance revenue as discussed above.

SECO

         SECO revenues increased from $12.3 million for the second quarter of 1995 to $14.2 million for the second quarter of 1996 representing an increase of $1.9 million. Revenues increased $3.0 million for the first half of 1996 over the same period of 1995, to $26.1 million. The increase resulted primarily from increased electrical and instrumentation installations on deepwater production platforms. Revenues for the six months ended June 30, 1996 included $4.8 million generated from the Shell Mars and Shell Ram/Powell platforms compared to $2.8 million generated from the Shell Mars platform during the first half of 1995.

         Operating income was $1.1 million for the second quarter of 1996, an increase of $0.3 million over the corresponding quarter of 1995. Operating income was $2.2 million for the first half of 1996 an increase of $1.0 million over the first half of 1995. The increase is due to the increased revenue levels noted above coupled with decreased levels of selling, general and administrative expenses in 1996 as compared to 1995. Overhead expenses in 1995 included additional costs incurred in an effort to expand SECO's services into the international market.

Environmental And Performance Chemicals

          Environmental and Performance Chemical revenues in 1996 are consistent with the level of revenues generated in 1995. The second quarter operating loss of $0.7 million includes a pre-tax charge of $0.7 million for the write-off of certain tank cleaning equipment that will not be utilized in the future operations of the Company. Excluding the effects of this charge, operating income increased slightly in the second quarter of 1996 to break-even from a $0.2 million operating loss in the second quarter of 1995. For the six months ended June 30, 1996, excluding the effects of the second quarter charge, operating income decreased $0.3 million to a $0.2 million operating loss. This decrease is consistent with increased research and development expenditures related to the development of the new paper-strengthening technology, Mastiffsm.

Corporate & Other

         The operating loss for the three and six months ended June 30, 1996 of $3.2 million and $4.6 million, respectively, include a pre-tax charge of $1.3 million primarily related to severance costs, consulting and professional fees. Excluding this second quarter charge, the operating loss for the three and six months ended June 30, 1996 was $1.9 million and $3.3 million, respectively.

Discontinued Operations

          As discussed in Note 2 of Notes to Consolidated Financial Statements, in July 1996, the Company announced its intent to discontinue its engineering, procurement and construction ("EPC") operations. The discontinued EPC operations consist of, (i) several domestic EPC projects near completion, (ii) F.C. Schaffer and Associates which includes the Finchaa Sugar Factory project as well as a consulting engineering practice, (iii) a construction company in Orange, Texas and (iv) engineering operations in Lake Charles and New Orleans, Louisiana.

         The EPC operations provide a full range of engineering consultation and project management services primarily to the refining, petrochemical and food processing industries. The Company's plan for divestiture from the EPC business includes run-off of existing projects and the sale of certain divisions and/or operations.

         The net loss from discontinued operations of $6.2 million, or $0.92 per share, and $7.4 million, or $1.11 per share, for the three and six months ended June 30, 1996, respectively, included a $3.7 million, or $0.55 per share second quarter charge for the write-down of the profitability on several domestic EPC projects and the Finchaa Sugar Mill project. Excluding the effects of this charge, the second quarter 1996 net loss was $2.5 million, or $0.37 per share, compared to $0.8 million, or $0.11 per share, net income in the second quarter of 1995. Without this

$3.7 million charge, the net loss from discontinued operations was $3.7 million, or $0.56 per share, for the first half of 1996 compared to net income of $1.3 million, or $0.19 per share for the corresponding period of 1995. The decrease in EPC net income is principally due to lower job level profits, decreased project backlog and increased overhead expenses in 1996 resulting from lower than anticipated EPC activity.

         Additionally, in conjunction with the decision to discontinue the EPC operations, the Company recorded a $4.3 million, or $0.65 per share, estimated loss on disposal of the EPC operations for the estimated loss on sale and disposal of certain EPC divisions and the related write-off of goodwill. The estimated loss on disposal of the EPC operations includes a $0.3 million, or $0.05 per share, estimated losses during phase-out period.

         Net current assets from discontinued operations consist primarily of Finchaa project cash and working capital of the remaining EPC operations. Net non-current assets from discontinued operations consist of property and equipment and a note payable of $1.7 million.

         Revenues generated by the discontinued EPC operations for the three months ended June 30, 1996 were $22.5 million, which included $11.5 million related to the Finchaa Sugar Factory Project. For the first half of 1996, the discontinued EPC operations generated $52.5 million in revenue, which included $27.5 million related to Finchaa.

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures for the first half of 1996, excluding acquisitions, were approximately $1.0 million. These expenditures were primarily for the purchase and manufacture of equipment necessary to support the Company's business activities. Capital expenditures for the remainder of 1996, excluding acquisitions, are expected to be approximately $1.0 million.

         At June 30, 1996, the Company's working capital totaled approximately $7.0 million ($21.5 million excluding the revolving line of credit). The Company has been able to finance its working capital requirements primarily through its cash flows from operations and bank borrowings. The Company maintains a $35.0 million revolving line of credit with two banks which expires September 30, 1996. At June 30, 1996, $14.5 million was outstanding under the revolving line of credit. The Company is currently in negotiations to renew and extend its revolving line of credit. In addition, the Company has $15.0 million in 8.41% Senior Notes Payable due June 2003. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

         For the six-months-ended June 30, 1996, the company generated cash from operating activities of $22,000, consisting primarily of a net loss of $3.1 million and an increase in deferred income taxes of $1.0 million, offset by depreciation and amortization of $3.3 million, and non-cash charges of $1.4 million. Net cash used in investing activities was $8.5 million for the six-months-ended June 30, 1996, consisting primarily of capital expenditures of $1.1 million and payments to discontinued operations of $7.1 million. Net cash provided from financing activities for the six-month period of $8.2 million consisted of net borrowings from the company's revolving line of credit.

         As further discussed in Note 2 of Notes to Consolidated Financial Statements, the Company secured an $83.0 million contract to engineer, design, procure and construct a 4,000 metric ton cane-per-day sugar factory and 45,000 liter-per-day ethanol facility in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997. On February 7, 1995, the Company received an advanced payment equal to 20% of the contract value. The Company issued letters of credit to support performance and the 20% advance payment. At June 30, 1996, such letters of credit totaled $9.5 million to support the unrecovered portion of the advance payment and $8.4 million to support the project performance guarantees. In addition, the Company has outstanding approximately $2.7 million in commercial letters of credit to support vendor purchases. Contractual payments to the Company are supported by a revolving letter of credit issued by the Ethiopian government via the African Development Bank. The project, which was approximately 70% complete at June 30, 1996, is expected to be self-funding and, therefore, should not require working capital support other than payments received from the project owner.

         At June 30, 1996, the Company had a net operating loss for tax purposes of approximately $5.0 million, $2.0 million of which is available for refund against prior year taxes paid while the remaining $3.0 million will be available to reduce future tax payments.

                                    PART II

                               OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 At its Annual Meeting of Stockholders on May 23, 1996, the stockholders voted on the following matters:

                 1. Approved an amendment to the 1989 Director Stock Option Plan to increase the number of shares of Common Stock available for option grants thereunder from the 50,000 shares to 100,000 shares.

                       Holders of 4,555,766 shares voted for the amendment, 673,730 voted against the amendment, and 80,374 shares abstained from voting.

                 2. Elected the following directors to serve until the next annual meeting and until their successors are elected and qualify:

                                                                          For                Abstain
                                                                          ---                -------
                              Richard L. Daerr                          5,277,484             32,386
                              Robert J. Cresci                          5,277,184             32,686
                              Charles M. Balch, M.D.                    5,276,984             32,886
                              D.D. (Del) Hock                           5,277,484             32,386
                              Mike M. Mustafoglu                        5,276,984             32,886
                              John B. O'Brien                           5,277,484             32,386
                              James M. Piette                           5,277,484             32,386
                              Frank A. Perrone                          5,277,484             32,386

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27   Financial Data Schedule

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

Date               August 14, 1996
     -----------------------------------------------



By             /s/ Dale W. Wilhelm
   -------------------------------------------------
                   Dale W. Wilhelm
                 Corporate Controller

Date               August 14, 1996
     -----------------------------------------------

                                EXHIBIT INDEX


        27 --   Financial Data Schedule