Form 10-Q
period 1996-09-30
SERV TECH INC /TX/
filed 1996-11-14
CIK 852485

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -----------------

                                   FORM 10-Q
(mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from __________ to _________


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


                Yes         X                    No
                         ----------                      --------



         The number of shares of Common Stock issued and outstanding, par value $0.50 per share, as of November 8, 1996 was 6,810,198.

                        SERV-TECH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                    Page(s)
                                                                                    -------
PART I.                   FINANCIAL INFORMATION

         Item 1.          Financial Statements

             Consolidated Balance Sheet
             September 30, 1996 (Unaudited) and December 31, 1995 . . . . . .         3

             Consolidated Statement of Operations (Unaudited)
             For the Three Months and Nine Months Ended
             September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . .         4

             Consolidated Statement of Cash Flows (Unaudited)
             For the Nine Months Ended September 30, 1996 and 1995  . . . . .         5

             Notes to Consolidated Financial Statements (Unaudited) . . . . .         6


         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operations . . .        10


PART II.                  OTHER INFORMATION

         Item 6.          Exhibits and Reports on Form 8-K  . . . . . . . . .        15


PART III.                 SIGNATURES  . . . . . . . . . . . . . . . . . . . .        16

                        SERV-TECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                  September 30,     December 31,
                                                                                      1996             1995
                                                                                 -------------    -------------
                                    ASSETS                                        (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .................................................   $   6,935,127    $     287,356
   Accounts receivable, net ..................................................      31,367,567       31,941,127

   Costs and estimated earnings in excess of billings on
    uncompleted contracts ....................................................       1,107,565        2,111,396
   Inventory .................................................................       2,214,434        1,700,462
   Prepaid expenses ..........................................................         990,787          768,161
   Deferred income taxes .....................................................       3,519,607        4,345,398
   Net current assets from discontinued operations ...........................       7,335,120       16,865,749
                                                                                 -------------    -------------
       Total current assets ..................................................      53,470,207       58,019,649

PROPERTY, PLANT AND EQUIPMENT, NET ...........................................      26,656,756       29,325,986
INTANGIBLE ASSETS, NET .......................................................      14,330,365       14,748,088
OTHER ASSETS .................................................................       3,091,440        1,884,763
NET NON-CURRENT ASSETS, DISCONTINUED OPERATIONS ..............................       1,395,135        3,623,219
                                                                                 -------------    -------------
       Total assets ..........................................................   $  98,943,903    $ 107,601,705
                                                                                 =============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..........................................................   $  11,599,766    $  13,295,347
   Accrued liabilities .......................................................      13,439,033       13,545,808
   Billings in excess of costs and estimated earnings on
     uncompleted contracts ...................................................         512,753          359,415
   Revolving line of credit ..................................................      14,500,000        6,500,000
Income taxes payable .........................................................            --            295,865
Other ........................................................................         629,347          207,732
                                                                                 -------------    -------------
   Total current liabilities .................................................      40,680,899       34,204,167

LONG-TERM DEBT, LESS CURRENT MATURITIES ......................................      15,170,000       15,170,000

DEFERRED INCOME TAXES ........................................................            --          4,812,740

MINORITY INTEREST ............................................................         554,000          484,952

CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value; 2,000,000 shares
     authorized; no shares issued and outstanding ............................            --               --
   Common stock, par value $.50, authorized 20,000,000
     shares; issued and outstanding shares of 6,873,949
     and 6,752,671, respectively .............................................       3,436,975        3,376,336
   Additional paid-in capital ................................................      43,980,442       43,489,763
   Retained earnings (deficit) ...............................................      (4,012,219)       7,675,586
   Treasury stock, at cost, 86,614 and 193,358 shares, respectively ..........        (633,745)      (1,546,857)
   Cumulative translation adjustment .........................................        (232,449)         (64,982)
                                                                                 -------------    -------------
         Total stockholders' equity ..........................................      42,539,004       52,929,846
                                                                                 -------------    -------------
         Total liabilities and stockholders' equity ..........................   $  98,943,903    $ 107,601,705
                                                                                 =============    =============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)


                                                     For the Three Months                       For the Nine Months
                                                     Ended September 30,                        Ended September 30,
                                                     -------------------                       ---------------------
                                                     1996           1995                       1996             1995
                                                     ----           ----                       ----             ----
Revenues ...................................   $  34,375,133    $  30,016,825             $ 106,159,971    $ 136,217,875

Costs of services ..........................      27,179,532       23,968,757                83,745,125      111,045,689
                                               -------------    -------------             -------------    -------------
   Gross profit ............................       7,195,601        6,048,068                22,414,846       25,172,186

Selling, general and administrative
   expenses ................................       8,252,656        8,291,920                26,540,028       24,477,221
                                               -------------    -------------             -------------    -------------
   Operating income (loss) .................      (1,057,055)      (2,243,852)               (4,125,182)         694,965

Other income (expense):
   Interest expense ........................        (584,226)        (454,676)               (1,632,930)      (1,369,071)
   Interest income .........................          21,936            2,118                    49,169           42,177
   Other, net ..............................       5,868,628           36,965                 5,843,943          150,307
                                               -------------    -------------             -------------    -------------

                                                   5,306,338         (415,593)                4,260,182       (1,176,587)
                                               -------------    -------------             -------------    -------------
Minority interest ..........................         (19,544)         (18,092)                  (69,048)        (387,371)

Equity in earnings of affiliates ...........            --               --                        --            (24,331)
                                               -------------    -------------             -------------    -------------
Pre-tax earnings (loss) from continuing
 operations ................................       4,229,739       (2,677,537)                   65,952         (893,324)

Income tax benefit (expense) ...............      (1,056,000)       1,100,000                   (20,000)         189,000
                                               -------------    -------------             -------------    -------------
Net income (loss) from continuing
 operations ................................       3,173,739       (1,577,537)                   45,952         (704,324)

Income (loss) from discontinued operations,
 net of income taxes .......................            --            263,459                (7,407,208)       1,573,857

Estimated loss on disposal of discontinued
 operations, net of tax benefit ............            --               --                  (4,326,546)            --
                                               -------------    -------------             -------------    -------------
Net income (loss) ..........................       3,173,739       (1,314,078)              (11,687,802)         869,533
                                               =============    =============             =============    =============

Earnings (loss) per share from continuing
 operations ................................            0.47            (0.23)                    0 .01            (0.10)

Earnings (loss) per share from discontinued
 operations ................................            --              0 .04                     (1.76)            0.23
                                               -------------    -------------             -------------    -------------
Net income (loss) per share ................            0.47            (0.19)                    (1.75)            0.13
                                               =============    =============             =============    =============

Weighted average common shares outstanding .       6,731,255        6,849,065                 6,677,308        6,772,660
                                               =============    =============             =============    =============




              The accompanying notes are an integral part of the
                      consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                 (unaudited)


                                                                         1996           1995
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from continuing operations .................   $     45,952    $   (704,324)
Adjustments:
      Depreciation and amortization .............................      4,440,445       5,078,574
      Provision for losses on accounts and notes receivable .....       (113,994)        758,069
      Deferred income taxes .....................................           --          (847,294)
      Non-cash charges ..........................................      1,387,207            --
      Equity in losses of affiliates ............................           --            24,331
      Minority interest .........................................         69,048         387,371
      Other .....................................................        (22,883)        (78,964)
                                                                    ------------    ------------
                                                                       5,805,775       4,617,763
      Change in assets and liabilities, net of effect from
        acquisitions of businesses:
          Accounts receivable ...................................        687,554      (6,989,659)
          Net change in costs, estimated earnings and billings on
           uncompleted contracts ................................      1,157,169       1,372,955
          Inventory .............................................       (513,972)         40,891
          Prepaid expenses and other current assets .............       (222,626)        173,897
          Other assets ..........................................     (1,206,677)       (229,776)
          Accounts payable ......................................     (1,695,581)      2,515,330
          Accrued liabilities ...................................       (106,775)      2,333,894
                                                                    ------------    ------------
            Net cash provided by operating activities ...........      3,904,867       3,835,295
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .........................................     (1,663,702)     (3,711,975)
   Payments to discontinued operations ..........................     (4,700,000)     (3,400,000)
   Investments in and advances to affiliates ....................           --           (58,629)
   Acquisition of businesses, net of cash acquired ..............           --          (625,514)
   Intangible assets ............................................       (370,553)       (104,299)
   Proceeds from disposition of property, plant and
      equipment .................................................      1,339,535            --
                                                                    ------------    ------------
            Net cash used in investing activities ...............     (5,394,720)     (7,900,417)
                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt ...............................     13,831,874      16,500,000
   Principal payments of debt ...................................     (5,694,250)    (12,606,274)
                                                                    ------------    ------------
            Net cash provided by financing activities ...........      8,137,624       3,893,726
                                                                    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............      6,647,771        (171,396)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................        287,356       1,301,739
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $  6,935,127    $  1,130,343
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

         In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's consolidated financial position at September 30, 1996, and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 1996 and 1995. Interim results are not necessarily indicative of results for a full year.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of: ("SFAS 121"). This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicate the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on the consolidated financial statements for the three and nine months ended September 30, 1996.

         Certain reclassifications have been made to conform to current year presentation with no effect on earnings.

2.       DISCONTINUED OPERATIONS

         In July 1996, the Company announced its intent to discontinue its engineering, procurement and construction ("EPC") operations. The EPC operations provided a full range of engineering consultation and project management services primarily to the refining, petrochemical and food processing industries. The discontinued EPC operations consisted of, (i) several domestic EPC projects (which have now been completed), (ii) F.C. Schaffer and Associates which includes the Finchaa Sugar Factory project as well as a consulting engineering practice, (iii) a construction company in Orange, Texas (which has been closed and remaining assets are in process of being sold) and (iv) engineering operations in Lake Charles and New Orleans, Louisiana (which have been sold).

         The net loss from discontinued operations of $7.4 million (net of income tax benefit of $2.8 million), or $1.11 per share, for the nine months ended September 30, 1996, included a $3.7 million, or $0.55 per share second quarter charge for the write-down of the profitability on several domestic EPC projects and the Finchaa Sugar Factory project. Excluding the effects of this charge, the net loss from discontinued operations was $3.7 million, or $0.56 per share for the nine months ended September 30, 1996 compared to net income of $1.6 million (net of income tax expense of $0.8 million), or $0.23 per share for the corresponding period of 1995.

         Additionally, in conjunction with the decision to discontinue the EPC operations, during the second quarter of 1996, the Company recorded a $4.3 million, or $0.65 per share, estimated loss on disposal of the EPC operations for the estimated loss on sale and disposal of certain EPC divisions and the related write-off of goodwill. The estimated loss on disposal of the EPC operations includes a $0.3 million, or $0.05 per share, estimated losses during phase-out period.

         Net current assets from discontinued operations at September 30, 1996 consisted primarily of (i) working capital associated with the Finchaa project and the consulting engineering practice of F.C. Schaffer and Associates and
(ii) residual EPC related receivables in the process of being collected. Net non-current assets from discontinued operations consisted of property and equipment and a note payable of $1.4 million.

         Revenues generated by the discontinued EPC operations for the three months ended September 30, 1996 were $13.9 million, which included $9.6 million related to the Finchaa Sugar Factory Project. For the nine months ended September 30, 1996, the discontinued EPC operations generated $66.4 million in revenue, which included $37.1 million related to Finchaa.

         FINCHAA SUGAR FACTORY PROJECT

         During the first quarter of 1995, F. C. Schaffer & Associates ("Schaffer"), a subsidiary of the Company, secured an $83 million contract to engineer, design, procure and construct a 4,000 metric ton cane-per-day sugar factory and 45,000 liter-per-day ethanol plant in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997 followed by a twelve month warranty and training period. In conjunction with the effectiveness of the contract, the Company received an advance payment equal to 20% of the contract value. The Company has issued letters of credit to support performance and the 20% advance payment. At September 30, 1996, such letters of credit totaled $6.8 million to support the unrecovered portion of the advance payment and $8.4 million to support project performance guarantees, see Note 3. Contractual payment amounts to Schaffer are supported by a revolving letter of credit to be issued by the Ethiopian government via the African Development Bank.

         As of September 30, 1996, the Finchaa project was approximately 75% complete.

3.       DEBT

         The Company has recently reached agreement with its lenders regarding the restructuring of its debt facilities including the: (i) $15.0 million long-term notes held by four insurance companies (the "Notes"), (ii) revolving line of credit with two banks (the "Revolver"), and (iii) the letters of credit supporting performance and advance payment amounts related to the Finchaa Sugar Factory project totaling $15.2 million at September 30, 1996 (the "Finchaa LOC").

         Under the new agreements, the Notes accrue interest at a rate of 10.50% with 0.25% incremental increases each quarter beginning January 1, 1998, through December 31, 1998 (rate caps at 11.50% through maturity). The Notes are collateralized by substantially all assets of the Company. Monthly principal payments of $208,333 are payable beginning July 1997, through the June 2003 maturity date.

         The Revolver permits borrowings up to $23.5 million until June 30, 1997, when the amount reduces to $19.5 million, until its scheduled December
31, 1997 maturity. Interest is payable monthly at a rate equivalent to either eurodollar plus 4.09% (currently equal to 9.03%) or prime plus 1.0% (currently equal to 9.25%). Borrowings under the Revolver are collateralized by substantially all assets of the Company. At September 30, 1996, working capital borrowings of $14.5 million were outstanding under the Revolver. Additionally, the Company has irrevocable letters of credit of $5.0 million outstanding, leaving total availability under the Revolver, at $4.0 million. Borrowings under the Revolver are also subject to a borrowing base computation, which is limited primarily to 75% of eligible accounts receivable, as defined.

         The Notes, Revolver and Finchaa LOC agreements contain covenants, which require, among others, that the Company maintain: (i) minimum consolidated net worth, (ii) minimum cash flow (defined as earnings before interest, taxes, depreciation and amortization), and (iii) minimum fixed charge coverage. Additionally, the Company is limited in its debt-to-capitalization ratio as well as capital expenditures. Draws, if any, under the Finchaa LOC would represent loans, which would be secured by substantially all assets of the Company.

4.       BUSINESS SEGMENTS

         Summarized financial information by business segment is set forth below (dollars in thousands):

Three months ended September 30,

                                                       Environmental
                      Specialty                        & Performance     Corporate
1996                  Services             SECO          Chemicals        & Other       Consolidated
----                  --------           ---------     -------------      --------      ------------
  Revenues            $16,662            $13,570          $4,541          $  (398)         $34,375
  Operating income       (544)             1,035               4           (1,552)          (1,057)

1995
----
  Revenues            $15,690            $14,366          $4,906          $(4,945)         $30,017
  Operating income     (2,494)             1,398             110           (1,258)          (2,244)

Nine months ended September 30,

                                                       Environmental
                      Specialty                        & Performance     Corporate
1996                  Services             SECO          Chemicals        & Other       Consolidated
----                  --------           ---------     -------------      --------      ------------
  Revenues            $56,606            $39,642          $12,641         $(2,729)        $106,160
  Operating income       (248)(a)          3,225             (909)(b)      (6,193)(c)       (4,125)


1995
----
  Revenues             $94,504           $37,445          $13,003         $(8,734)        $136,218
  Operating income       2,023             2,557              214          (4,099)             695

(a) Includes a $1.4 million second quarter pre-tax charge for the impairment of certain obsolete equipment and the write-off of an uncollectible receivable.
(b) Includes a $0.7 million pre-tax second quarter charge for the write-off of certain tank cleaning equipment that will not be utilized in the future operations of the Company.
(c) Includes a second quarter pre-tax charge of $1.3 million primarily related to severance costs, consulting and professional fees.

5.       CONTINGENCIES

         The Company is involved in various claims and disputes incidental to its business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

         At September 30, 1996, the Company had irrevocable letters of credit outstanding of approximately $22.8 million. The letters of credit were issued primarily to (i) guarantee certain of the Company's insurance programs amounting to $5.0 million, (ii) support Finchaa Sugar Mill Project procurement amounting to $2.6 million, (iii) $6.8 million to support the unrecovered portion of the Finchaa project advance payment and (iv) to support job performance guarantees on the Finchaa Sugar Mill Project amounting to $8.4 million (see Note 2).

6.       SUPPLEMENTAL CASH FLOW INFORMATION

         Components of cash used for acquisitions as reflected in the consolidated statements of cash flows for the nine months ended September 30, 1995 are summarized as follows:

         Fair value of current assets, net of cash acquired ............   $   623,917
         Fair value of noncurrent assets, excluding intangibles ........       342,895
         Intangibles*  .................................................       523,216
         Minority interest* ............................................       600,000
         Liabilities assumed ...........................................    (1,472,514)
                                                                           -----------
                                                                           $   625,514
                                                                           ===========

         *Net of $1.5 million in non-cash consideration.

            In May 1995, the Company acquired an additional 20% of the outstanding common stock of its specialty welding subsidiary, ST Piping, Inc., from the minority shareholders of that company for $600,000 cash and 180,000 shares of Company common stock. Also, in April 1995, the Company acquired the remaining 70% of an equity affiliate, Hill Technical Services, Inc. The issuance of 197,500 shares of Company common stock with a fair market value of approximately $1.5 million issued in connection with these acquisitions, has been excluded from the consolidated statement of cash flows for the nine months ended September 30, 1995.

7.       RELATED PARTY TRANSACTION/TREASURY STOCK

         In August 1995, Richard W. Krajicek retired as Chairman of the Company. Mr. Krajicek was subsequently retained by the Company under a five year consulting agreement. Mr. Krajicek, along with certain family members, owned 815,491 shares of Company common stock. The Company has agreed to pay Mr. Krajicek an amount equal to the shortfall, if any, between the average sales price and $8.00 per share for up to 203,873 shares sold per year commencing on November 9, 1995, and ending on November 9, 1999 (the "Krajicek Agreement"). The average sales price, related to stock sold, shall be computed in arrears at the end of each twelve month period and shall be based on the highest priced 203,873 shares (or portion thereof) sold during such period.

         On October 1, 1995, the Company purchased 203,873 shares of Serv-Tech stock from Mr. Krajicek at the then fair market price of $8.00 per share or a total of $1.6 million, leaving 611,618 shares subject to the Krajicek Agreement.

         The Company has reached agreement with Mr. Krajicek to defer the cash obligation due for the period from November 9, 1996, to November 8, 1997, that would be due under the Krajicek Agreement. The deferral would be in the form of a promissory note, due with interest. Based upon the current level of the Serv-Tech stock price, Mr. Krajicek would be due approximately $1.0 million, if the stock were sold pursuant to the terms of the Krajicek Agreement.

8.       STEWART & STEVENSON SETTLEMENT

         On July 25, 1996, the Company received a $30.0 million verdict by a Houston, Texas jury on a retrial against Stewart & Stevenson Services, Inc. ("Stewart & Stevenson") for breach of an agreement that contained confidential information and trade secrets. Before the trial, the parties entered into a settlement agreement by which Stewart & Stevenson waived its right of appeal of the trial-court judgment in the case and guaranteed a minimum recovery of $250,000 in exchange for a $20.0 million cap on any recovery by the Company. In September 1996, after payment of attorney's fees and a payment to the Company's founder, Richard W. Krajicek, the Company received and recorded a $5.8 million net settlement ($3.9 million on an after-tax basis, or $0.57 per share).

9.       TERMINATION OF MERGER DISCUSSIONS

         On September 30, 1996, the Company terminated merger negotiations with HydroChem Industrial Services, Inc. ("HydroChem") of Houston. The parties were not able to reach final mutually-agreeable terms and conditions. In conjunction with the termination of merger talks with HydroChem, the Company has engaged the investment banking firm of Simmons & Company International to assist in exploring strategic alternatives to enhance shareholder value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

          For the three months ended September 30, 1996, the Company recorded net earnings from continuing operations of $3.2 million, or $0.47 per share. Included in the third quarter 1996 earnings is $5.8 million ($3.9 million on an after- tax basis), or $0.57 per share, of net proceeds from the Stewart & Stevenson settlement (see Note 8 of the Notes to the Consolidated Financial Statements). Excluding the effect of the Stewart & Stevenson award the Company generated a net loss from continuing operations of $0.7 million, or $0.10 per share, for the third quarter of 1996 versus a net loss of $1.6 million, or $0.23 per share, for the corresponding quarter of 1995.

         For the nine months ended September 30, 1996, the Company recorded net income from continuing operations of $0.1 million, or $0.01 per share. Included in the year-to-date 1996 amounts are (i) a $3.5 million ($2.3 million on an after-tax basis), or $0.35 per share, second quarter charge for the impairment of certain equipment that will no longer be utilized in the future operations of the Company, the write-off of an uncollectible receivable, and severance related costs; and (ii) the $5.8 million net proceeds from the Stewart & Stevenson award, discussed above. Excluding the effects of these two items, the Company generated a net loss from continuing operations for the nine months ended September 30, 1996, of $1.5 million, or $0.23 per share, compared to a net loss of $0.7 million, or $0.10 per share, for the corresponding nine month period of 1995.

         Consolidated revenues from continuing operations for the third quarter of 1996 of $34.4 million, were $4.4 million, or 14.5%, higher than the third quarter of 1995. Consolidated revenues for the nine months ended September 30, 1996 were $106.2 million, a decrease of $30.0 million, or 22.1%, from the nine months ended September 30, 1995. The decrease in year-to-date revenues is attributable primarily to lower levels of activity in the specialty turnaround maintenance business, Specialty Services, resulting from delays in scheduled maintenance at refinery facilities. The decrease in Specialty Services revenue was partially offset by increased revenue from SECO Industries ("SECO"), the electrical and instrumentation services subsidiary.

         Consolidated gross profit margins as a percentage of revenues increased from 20.2% for the third quarter of 1995 to 20.9% for the third quarter of 1996, and from 18.5% for the nine months ended September 30, 1995 to 21.1% for the corresponding period of 1996. The increase in 1996 gross profit margins is due primarily to improved Specialty Services project management and performance.

         Consolidated selling, general and administrative expenses for the third quarter of 1996 is consistent with the third quarter of 1995 overhead expenses of $8.3 million. Consolidated selling, general and administrative expenses for the nine months ended September 30, 1996 of $26.5 million included a pre-tax second quarter charge of $3.5 million for the impairment of certain equipment, the write-off of an uncollectible receivable and severance related costs. Excluding this charge, year-to-date 1996 overhead expenses were $23.0 million, a decrease of $1.5 million, or 5.8%, over the corresponding nine month period of 1995. The decrease in year-to-date overhead expenses is consistent with the decrease in level of revenues.

         Interest expense for the three and nine months ended September 30, 1996, increased $0.1 million, or 28.5%, and $0.3 million, or 19.3%, respectively. The increase is due to increased borrowings during 1996 under the Company's revolving line of credit.

         Minority interest for the nine months ended September 30, 1996 decreased $0.3 million to $0.1 million. In May 1995, the Company acquired an additional 20% of the outstanding common stock of ST Piping, Inc., our specialty welding subsidiary, from the minority shareholders of that company. Prior to the acquisition the Company owned 70%. The reduced level of minority ownership in ST Piping coupled with its reduced level of earnings in 1996 as compared to 1995, due to the lower levels of activity in the specialty turnaround maintenance business during 1996, have caused the decrease in minority interest.

SPECIALTY SERVICES

         Specialty Services generated revenues of $16.7 million for the third quarter of 1996, an increase of $1.0 million, or 6.2%, over the third quarter of 1995. The third quarter is historically a low revenue quarter for Specialty Services, due to the lack of refinery turnarounds during the summer months when the demand for gasoline is high. However, Specialty Services performed more in plant routine maintenance during the third quarter of 1996 versus 1995, accounting for the increase in revenues for the quarter.

         For the nine months ended September 30, 1996, Specialty Services revenues amounted to $56.6 million, a decrease of $37.9 million, or 40.1%, over the same period of 1995. The decreased year-to-date 1996 revenues are attributable to the lower levels of business activity throughout the turnaround maintenance business, resulting from delays in scheduled maintenance at refinery facilities which were experiencing improved margins during the year. Additionally, it appears that the slow turnaround maintenance market experienced by the Company for the first three quarters of 1996 may extend through the end of this year, thereby reducing revenues for Specialty Services during the fourth quarter, which is historically a large revenue quarter for the Company.

         The operating loss for the third quarter of 1996 of $0.5 million is a $2.0 million improvement over the $2.5 million operating loss for the third quarter of 1996. The improved results are due to higher revenues, improved project management and performance and reduced overhead expenses.

         The year-to-date 1996 operating loss of $0.2 million included a $1.4 million pre-tax charge for the impairment of certain obsolete equipment and the write-off of an uncollectible receivable. Excluding this charge, Specialty Services generated $1.2 million in operating income, a decrease of $0.8 million, from $2.0 million for the nine months ended September 30, 1995. The decrease is consistent with the reduced levels of turnaround maintenance revenue as discussed above, offset partially by improved job level profit margins and reduced overhead expenses.

SECO

         SECO revenues decreased from $14.4 million for the third quarter of 1995 to $13.6 million for the third quarter of 1996 representing an decrease of $0.8 million, or 5.6%. Year-to-date 1996 revenues increased $2.2 million, or 5.9%, over the same nine month period of 1995, to $39.6 million. The increase resulted primarily from increased electrical and instrumentation installations on deepwater production platforms. Revenues for the nine months ended September 30, 1996 included $7.7 million from the Shell Mars and Shell Ram/Powell platforms compared to $5.6 million generated from the Shell Mars platform during the first three quarters of 1995. In October 1996, SECO was awarded a contract for work on the deck module fabrication of the Shell URSA tension leg platform, on which work is scheduled to begin immediately and is currently scheduled for completion in July 1998.

         Operating income was $1.0 million for the third quarter of 1996, a decrease of $0.4 million, or 26.0%, over the corresponding quarter of 1995, due primarily to the lower level of revenue in the 1996 third quarter, as discussed above. Operating income was $3.2 million for the nine months ended September 30, 1996 an increase of $0.6 million, or 23.1%, over the first three quarters of 1995. The increase is due to the increased revenue levels noted above, coupled with decreased levels of selling, general and administrative expenses in 1996 as compared to 1995. Overhead expenses in 1995 included additional costs incurred in an effort to expand SECO's services into the international market.

ENVIRONMENTAL AND PERFORMANCE CHEMICALS

         Environmental and Performance Chemical revenues in 1996 have decreased slightly ($0.4 million for both the third quarter 1996 and nine months ended September 30, 1996) from the level of revenues generated in 1995. However, operating income has decreased due to increased research and development expenditures related to the development of the new paper-strengthening technology, Mastiffsm.

         The operating loss of $0.9 million for the nine months ended September 30, 1996 includes a pre-tax charge of $0.7 million for the write-off of certain tank cleaning equipment that will not be utilized in the future operations of the Company. Excluding the effects of this second quarter charge, operating income decreased $0.4 million, from $0.2 million for the nine months ended September 30, 1995 to a $0.2 million operating loss for the first three quarters of 1996. This decrease is consistent with increased research and development expenditures related to Mastiffsm during 1996.

CORPORATE & OTHER

         The operating loss for the three months ended September 30, 1996 was $1.6 million compared to $1.3 million for the third quarter of 1995. The year-to-date 1996 operating loss of $6.2 million includes a pre-tax charge of $1.3 million primarily related to severance costs, consulting and professional fees. Excluding this second quarter charge, the operating loss for the nine months ended September 30, 1996 was $4.9 million versus $4.1 million for the corresponding nine month period of 1995.

DISCONTINUED OPERATIONS

          As discussed in Note 2 of Notes to Consolidated Financial Statements, in July 1996, the Company announced its intent to discontinue its engineering, procurement and construction ("EPC") operations. The EPC operations provided a full range of engineering consultation and project management services primarily to the refining, petrochemical and food processing industries. The discontinued EPC operations consisted of, (i) several domestic EPC projects (which have now been completed), (ii) F.C. Schaffer and Associates which includes the Finchaa Sugar Factory project as well as a consulting engineering practice, (iii) a construction company in Orange, Texas (which has been closed and remaining assets are in process of being sold) and (iv) engineering operations in Lake Charles and New Orleans, Louisiana (which have been sold).

         The net loss from discontinued operations of $7.4 million (net of income tax benefit of $2.8 million), or $1.11 per share, for the nine months ended September 30, 1996, included a $3.7 million, or $0.55 per share second quarter charge for the write-down of the profitability on several domestic EPC projects and the Finchaa Sugar Factory project. Excluding the effects of this charge, the net loss from discontinued operations was $3.7 million, or $0.56 per share for the nine months ended September 30, 1996 compared to net income of $1.6 million (net of income tax expense of $0.8 million), or $0.23 per share for the corresponding period of 1995.

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

         Net current assets from discontinued operations at September 30, 1996 consisted primarily of (i) working capital associated with the Finchaa project and the consulting engineering practice of F.C. Schaffer and Associates and
(ii) residual EPC related receivables in the process of being collected. Net non-current assets from discontinued operations consisted of property and equipment and a note payable of $1.4 million.

         Revenues generated by the discontinued EPC operations for the three months ended September 30, 1996 were $13.9 million, which included $9.6 million related to the Finchaa Sugar Factory Project. For the nine months ended September 30, 1996, the discontinued EPC operations generated $66.4 million in revenue, which included $37.1 million related to Finchaa.

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures for the nine months ended September 30, 1996, excluding acquisitions, were approximately $1.7 million. These expenditures were primarily for the purchase and manufacture of equipment necessary to support the Company's business activities. Capital expenditures for the remainder of 1996, excluding acquisitions, are expected to be approximately $0.3 million.

         At September 30, 1996, the Company's working capital totaled approximately $12.8 million ($27.3 million excluding the revolving line of credit).

         The Company has recently reached agreement with its lenders regarding the restructuring of its debt facilities including the: (i) $15.0 million long-term notes held by four insurance companies (the "Notes"), (ii) revolving line of credit with two banks (the "Revolver"), and (iii) the letters of credit supporting performance and advance payment amounts related to the Finchaa Sugar Factory project totaling $15.2 million at September 30, 1996 (the "Finchaa LOC").

         Under the new agreements, the Notes accrue interest at a rate of 10.50% with 0.25% incremental increases each quarter beginning January 1, 1998, through December 31, 1998 (rate caps at 11.50% through maturity). The Notes are collateralized by substantially all assets of the Company. Monthly principal payments of $208,333 are payable beginning July 1997, through the June 2003 maturity date.

         The Revolver permits borrowings up to $23.5 million until June 30, 1997, when the amount reduces to $19.5 million, until its scheduled December 31, 1997 maturity. Interest is payable monthly at a rate equivalent to either eurodollar plus 4.09% (currently equal to 9.03%) or prime plus 1.0% (currently equal to 9.25%). Borrowings under the Revolver are collateralized by substantially all assets of the Company. At September 30, 1996, working capital borrowings of $14.5 million were outstanding under the Revolver. Additionally, the Company has irrevocable letters of credit of $5.0 million outstanding, leaving total availability under the Revolver, at $4.0 million. Borrowings under the Revolver are also subject to a borrowing base computation, which is limited primarily to 75% of eligible accounts receivable, as defined.

         The Notes, Revolver and Finchaa LOC agreements contain covenants, which require, among others, that the Company maintain: (i) minimum consolidated net worth, (ii) minimum cash flow (defined as earnings before interest, taxes, depreciation and amortization), and (iii) minimum fixed charge coverage. Additionally, the Company is limited in its debt-to-capitalization ratio as well as capital expenditures. Draws, if any, under the Finchaa LOC would represent loans, which would be secured by substantially all assets of the Company.

         For the nine months ended September 30, 1996, the Company generated cash from operating activities of $3.9 million, consisting primarily of net income of $0.1 million, depreciation and amortization of $4.4 million, and non-cash charges of $1.4 million, offset partially by changes in working capital accounts. Net cash used in investing activities was $5.4 million for the nine months ended September 30, 1996, consisting primarily of capital expenditures of $1.7 million and payments to discontinued operations of $4.7 million, offset partially by $1.3 million in cash proceeds from the sale property and equipment. Net cash provided from financing activities for the six month period of $8.1 million consisted of net borrowings from the Company's revolving line of credit.

         As further discussed in Note 2 of Notes to Consolidated Financial Statements, the Company secured an $83.0 million contract to engineer, design, procure and construct a 4,000 metric ton cane-per-day sugar factory and 45,000 liter-per-day ethanol facility in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997. On February 7, 1995, the Company received an advanced payment equal to 20% of the contract value. The Company issued letters of credit to support performance and the 20% advance payment. At September 30, 1996, such letters of credit totaled $6.8 million to support the unrecovered portion of the advance payment and $8.4 million to support the project performance guarantees. In addition, the Company has outstanding approximately $2.6 million in commercial letters of credit to support vendor purchases. Contractual payments to the Company are supported by a revolving letter of credit issued by the Ethiopian government via the African Development Bank. The project, which was approximately 75% complete at September 30, 1996, is expected to be self-funding and, therefore, should not require working capital support other than payments received from the project owner.

         Cash from operations together with existing cash and credit facilities is expected to be sufficient to fund operations and working capital needs of the Company.

         At September 30, 1996, the Company had a net operating loss for tax purposes of approximately $4.0 million, $2.0 million of which is available for refund against prior year taxes paid while the remaining $2.0 million will be available to reduce future tax payments.

                                    PART II

                               OTHER INFORMATION



ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits
                 27.1 Financial Data Schedule

         (b)     Reports on Form 8-K
                 The Company filed a Current Report on Form 8-K dated September 30, 1996, with the Securities and Exchange Commission in connection with the announcement of the termination of merger discussions with HydroChem Industrial Services, Inc. of Houston, Texas.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SERV-TECH, INC.


By                       David P. Tusa
    -----------------------------------------------
                         David P. Tusa
                      Sr. Vice President,
                   Finance and Administration

Date                   November 13, 1996
    -----------------------------------------------



By                      Dale W. Wilhelm
    -----------------------------------------------
                        Dale W. Wilhelm
                      Corporate Controller

Date                   November 13, 1996
    -----------------------------------------------

                                EXHIBIT INDEX



EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
   27             Financial Data Schedule