Form 10-K
period 1996-12-31
SERV TECH INC /TX/
filed 1997-03-31
CIK 852485

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-17888

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X  No     .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 14, 1997, the registrant had 6,861,999 outstanding shares of Common Stock, par value $.50 per share, and at such date, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant was approximately $36.0 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
================================================================================

                        SERV-TECH, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 8.   Financial Statements and Supplementary Data.................   18
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   41

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   41
Item 11.  Executive Compensation......................................   43
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   48
Item 13.  Certain Relationships and Related Transactions..............   49

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   51

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Serv-Tech, Inc. (the "Company") is an integrated provider of specialty services and products to process industries worldwide. Serv-Tech has three primary operating segments: (i) Serv-Tech Specialty Services ("Specialty Services"); (ii) SECO Industries, Inc. ("SECO"); and (iii) Environmental Services and Performance Chemicals ("Environmental"). Specialty Services provides total turnaround project management services including heat exchanger extraction and cleaning, fabrication, specialty welding, refractory and other specialized services primarily to the refining, petrochemical, paper, and power industries. SECO provides specialty electrical and instrumentation contracting services to the processing, petrochemical, power, pulp and paper, and food processing industries. The Environmental business formulates specialty chemicals to meet specific customer needs primarily in the hydrocarbon processing, pulp and paper, and wastewater industries. Also included in Environmental is specialty decontamination services provided primarily to the hydrocarbon processing industry through the Company's subsidiary ST Environmental, and refined-product and heavy oil tank cleaning services provided through Terminal Technologies, Inc., a subsidiary of the Company.

     The Company was organized in Texas in 1978, to provide conventional hydroblasting and chemical cleaning services to the refining, petrochemical and paper processing industries in Texas and Louisiana. In 1985, the Company introduced its new heat exchanger extraction and cleaning technologies and sold its conventional businesses. In 1987, the Company introduced its tower and vessel maintenance services to complement its heat exchanger services. In 1988, the Company introduced its turnaround management services and its proprietary tank cleaning services. Specialty pipe welding services were added in late-1990. Electrical and instrumentation services were added in September 1991, with the acquisition of SECO. The Company began offering engineering and design services in May 1992, with the acquisition of Talbert & Associates, Inc. ("TAI"). In 1994, the engineering capabilities of TAI were incorporated into the newly formed Serv-Tech EPC group, to offer its customers turnkey, single-source responsibilities for engineering, procurement and construction services. In 1994, the Company introduced refractory services through the acquisition of Hartney Industrial Services Corporation ("Hartney").

     In July 1996, the Company announced its intent to discontinue its engineering, procurement and construction ("EPC") operations. The EPC operations provided a full range of engineering, procurement and construction services primarily to the refining, petrochemical and food processing industries. As of July 1996, the discontinued EPC operations consisted of: (i) several domestic EPC projects (which have now been completed); (ii) F.C. Schaffer and Associates, Inc. ("Schaffer") which includes the Finchaa Sugar Factory project, expected to be completed during the latter part of 1997 (see Discontinued EPC Operations section below), and a consulting engineering practice; (iii) a construction company in Orange, Texas (which has been closed and the majority of its remaining assets sold); and (iv) engineering operations in Lake Charles and New Orleans, Louisiana (which have been sold). See "Discontinued EPC Operations" section below for additional information regarding these operations. With the exception of the Finchaa project, all EPC operations have ceased.

MERGER

     On March 5, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among Philip Environmental Inc., an Ontario, Canada corporation ("Philip"), Taro Aggregates Ltd., an Ontario, Canada corporation and wholly-owned subsidiary of Philip ("Taro"), ST Acquisition Corporation, a Texas corporation and wholly-owned subsidiary of Taro ("Sub"), and the Company. Pursuant to the Merger Agreement, Sub will be merged with and into the Company, and the Company will become a wholly-owned subsidiary of Taro and an indirect, wholly-owned subsidiary of Philip.

     Under the terms of the Merger Agreement, each share of the Company's Common Stock, par value $.50 per share ("Company Common Stock") will be exchanged for
0.403 share of Philip common stock, no
par value ("Philip Common Stock") (except for shares held by persons who perfect and exercise dissenters' rights under Texas law), provided that Philip will pay cash in lieu of any fractional shares of Philip Common Stock to which holders of Company Common Stock would otherwise be entitled. Based upon the closing price of Philip Common Stock on March 5, 1997, each share of Company Common Stock is valued at $6.60 per share. In aggregate, the transaction is valued at approximately $72.0 million, including the assumption of approximately $21.0 million of Company indebtedness. The transaction is subject to regulatory and shareholder approvals, and is expected to close by June 30, 1997.

     Philip is a fully integrated, resource recovery and industrial services company providing metals processing and mill services, solid and liquid by-products recovery and industrial and remediation services to all major industry sectors. Philip Common Stock trades on the New York Stock Exchange.

SPECIALTY SERVICES

     Specialty Service's principal market has been the petroleum refining industry in the United States. Its customers include the majority of the ten largest integrated oil companies and many of the large independent oil companies in the United States. To ensure the operability, environmental compliance, efficiency and safety of their refineries, these companies must periodically maintain, repair or replace process equipment, operating machinery and piping systems. Since 1986, increased demand for petroleum products and a stabilization in refining capacity has led to a substantial increase in refinery utilization, providing refineries with an incentive to minimize the duration of maintenance turnarounds. Consequently, refineries have increased their reliance on outside contractors who can perform specialized turnaround services within strict time constraints.

     Planning and Management Services. As demand for the Company's specialized heat exchanger, tower and vessel maintenance services increased, the Company developed the planning capabilities, operational skills and field supervision necessary to manage all aspects of a turnaround. When managing a turnaround, the Company is responsible for scheduling and coordinating the entire project. In addition, certain aspects of a turnaround, such as heat exchanger and tower and vessel maintenance, refractory installation, piping repair and fabrication, inspection and repair of furnaces and heaters, and certain specialized types of welding are typically provided directly by the Company. The Company intends to continue to enhance its capabilities in turnaround management by improving its planning and estimating capabilities, adding additional services, and hiring experienced, qualified project management.

     Heat Exchanger Services. Heat exchangers are essential components in petroleum refining and petrochemical processing. Crude oil and other feedstocks must be heated before they are processed. Once processed, finished or semi-finished products must be cooled before storage. Refineries and petrochemical plants use heat exchangers to allow hot products, which need cooling, to give up their heat to crude oil or feedstocks which need heating. This results in conservation of energy and reduced operating cost.

     Heat exchangers require periodic maintenance and cleaning, and are usually cleaned in conjunction with a scheduled turnaround, which may involve the removal and cleaning of up to 300 heat exchangers during a one- to four-week period. During the turnaround, the heat exchangers are disassembled and tube bundles are extracted, cleaned and inspected. The tube bundles are then reinserted and the heat exchangers are reassembled and pressure tested.

     The Company extracts and reinserts heat exchanger bundles using its patented Fast Draw(R) mobile heat exchanger bundle extractor. The Fast Draw(R) unit uses a rotating carriage frame, which is aligned with the heat exchanger centerline and attached to the exchanger shell. A pulling sled, situated on the carriage frame, is attached to the bundle tubesheet. The pulling sled is then activated and exerts a pulling force of up to 100 tons to extract the bundle from the exchanger shell in one continuous, controlled pull. The carriage can be adjusted to balance the bundle as it is extracted. Once the heat exchanger bundle is fully extracted, it is lowered to a Company designed and owned trailer for transportation to an approved cleaning site at the refinery. After cleaning and inspection, the process is reversed to reinsert the tube bundle. The Company has received four United States patents regarding its Fast Draw(R) technology. See "-- Patents, Licenses and Permits."

     In 1985, the Company introduced its Fast Clean(R) system, a mobile, self-contained, remotely controlled, high-pressure hydroblasting unit. By cleaning multiple tubes at one time and eliminating hand-held hydroblasting equipment, the Fast Clean(R) system has demonstrated significant improvements from traditional methods in cleaning time, personnel safety and manpower requirements. The Fast Clean(R) unit enhances operator safety by distancing personnel from high pressure streams and replacing flexible hoses with rigid piping. The units' mobility allows the Company to perform jobs at widely separate locations with a minimum of moving costs. The Company has received three United States patents regarding its Fast Clean(R) technology. See
"-- Patents, Licenses and Permits."

     The Company also provides the manpower and tools to disassemble and reassemble heat exchanger components and shells. The Company has several fully equipped tool trucks, which are used in conjunction with Fast Draw(R) and Fast Clean(R) equipment. By combining the disassembly, extraction, cleaning, reassembly and testing of the heat exchanger, the Company is able to control all phases of heat exchanger maintenance and provide the customer with shorter turnaround cycles.

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

     Specialty Pipe Welding. In late-1990, Specialty Services began offering, through a newly formed subsidiary, ST Piping, Inc., specialized welding services to refineries and petrochemical plants. The piping, vessels and heat exchangers in these plants must be designed to withstand extreme high temperature, pressure and corrosive conditions. Many of the newer process designs utilize high alloy steels and exotic metals. ST Piping has the equipment and highly skilled personnel necessary to provide the specialized welds needed for these design conditions. All of ST Piping's work conforms to the American Society of Mechanical Engineers Boiler and Pressure Vessel Code, the highest standards in the industry.

     Refractory, Acid Proof and Fireproof Construction. In 1994, Specialty Services began offering refractory installation and maintenance services through Hartney, which was acquired in June 1994. Hartney is a leading provider of refractory services for turnarounds, outages, revamps and expansions of critical processing units primarily for the petroleum refining, chemical processing and power industries. Refractory services include the construction of high temperature, corrosion resistant and fireproof lining systems for virtually every type of industrial application, in-plant structural and vessel fireproofing and major refractory installations on Fluid Catalytic Cracking Units.

SECO

     In September 1991, Serv-Tech acquired SECO, a specialty contracting company engaged primarily in electrical and instrumentation projects. SECO's clients are primarily petroleum, petrochemical, paper, food processing, mining, marine and utility companies as well as major engineering firms and general contractors.

     SECO was formed in 1961, as an electrical contractor in southern Louisiana. SECO's initial growth was in the oil field and commercial markets and was characterized by progressively larger projects and wider geographical scope. At present, a major portion of SECO's projects involve electrical and instrumentation systems installation for large offshore petroleum production facilities. SECO provides its services throughout the world and has worked in 21 countries.

     Offshore production platforms, petroleum refineries and petrochemical processing plants, mining facilities, and other industrial installations have complex requirements for electrical, instrumentation, power distribution and process control systems. Installations of these systems involve large construction projects often characterized by multiple fabrication sites, wide diversity of components and processes, and application of advanced technology. The electrical and instrumentation contractor must excel in every phase of the project from design assistance to final hook-up.

     SECO begins a project by identifying a project management team, which reviews the project's scope and specifications, and develops a construction schedule. Project personnel, including engineers, supervisors, foremen and craftsmen, are assigned to the project. Weekly schedules are developed through the joint efforts of the project management team and crew foremen, and progress against the schedules is closely monitored. In addition, inspections of each task are conducted to assure compliance with customer specifications and industry codes. SECO's activities are labor intensive, and the ability to assemble the right number and mix of skilled craftsmen is critical to project success. Individual projects may require staffing levels of over 150 craftsmen.

     During 1994, SECO diversified into the areas of clean-fuels projects (Mobil Oil Clean Fuels project in Torrance, California), food processing (carrots in California; rice and salt in Louisiana) and riverboat casinos. In 1995 and 1996, SECO executed two large oil production projects, the Shell Mars and Ram Powell deep-water production platforms. SECO is currently involved in the Shell Ursa deep-water production platform project. The operations of SECO are expected to continue to include deep-water production platform projects as well as continued diversification into food processing, petrochemical and other industries.

ENVIRONMENTAL SERVICES AND PERFORMANCE CHEMICALS

     In 1988, Serv-Tech introduced petroleum storage tank sludge cleaning services, which significantly enhance personnel safety and reduce the environmental risks of cleaning petroleum storage tanks. Sludge is a mixture of hydrocarbons (paraffins and asphaltines), sediment and corrosive elements which, together with water, form an emulsion of oil, water and solids. Generally, more than 90 percent of the sludge constitutes valuable hydrocarbons. Sludge is generally heavier and more viscous than oil and settles to the bottom of the tank, thereby reducing the effective capacity of the tank and increasing the likelihood of corrosion of the tank bottom, which can lead to leakage into the environment.

     The Company's petroleum tank cleaning services utilize the HP2000 system, a high-pressure rotating, controllable submerged jet that is inserted into a tank while the tank remains in service. The twin nozzle, high-shear unit is positioned at the center of the tank and directs single or opposed jets of crude oil horizontally across the tank bottom. The high-pressure sweeping action resuspends the hydrocarbon components of the sludge by breaking the bonding within the emulsion. Once suspended, the sludges and crude oil are filtered through fine mesh screens on Company owned filter trucks to further homogenize the crude oil and remove any sediment and rust scale. A refinery can then process the resuspended hydrocarbon in the normal manner. Inorganic sediments, scale and water remaining in the tank will have to be removed using traditional methods. However, because the volume of the sludge has been reduced, the time between such cleanups is significantly increased.

     The primary benefits of the Company's petroleum tank cleaning services are the recovery of hydrocarbons from the resuspended sludge, the minimizing of vapor emissions associated with the removal of the residual sludge from the tank, enhancement of worker safety by reduced exposure to hazardous conditions, and reduction in the volume of sludge and other waste that requires reprocessing, disposal in landfills or incineration.

     In December 1991, the Company acquired the business operations of TTI, a provider of tank cleaning services for product storage tanks in petroleum products distribution terminals. TTI's tank cleaning process uses that company's patented Hydrocarbon Reclaimer System. The Hydrocarbon Reclaimer System filters the contaminated tank bottoms, recovering all of the reusable product. The waste material collected in the filtering process is dried and stored in containers supplied by TTI. All waste generated in the tank-cleaning process leaves the product distribution terminal as a dried solid. An advantage of the process is that the waste solids are non-hazardous, and can be transported and disposed by the customer with a minimum of permitting.

     During the first quarter of 1991, the Company acquired a 50-percent interest in Chemisolv and acquired the remaining 50-percent interest in the fourth quarter of 1994. Chemisolv is an environmental services and specialty chemical treatment company with operations in the United Kingdom and the United States. Management of this company has significant experience in providing waste-stream treatment and chemical treating solutions to a wide range of industries including food, hydrocarbon processing, textiles, metal finishing, and pulp and paper.

     In 1992, the Company and Chemisolv jointly developed a proprietary chemical decontamination process for removing benzene and other hydrocarbons from process equipment in refineries and petrochemical plants. The Life Guard(R) system utilizes chemical formulations developed by the Company and Chemisolv to emulsify and extract hydrocarbons remaining in heat exchangers, towers and vessels after those units have been removed from service in preparation for turnaround maintenance. The emulsified solution containing the entrapped benzene and hydrocarbons is then separated to allow disposal of the contaminants through the plant's waste treatment facilities. The Life Guard(R) chemicals are non-toxic and biodegradable.

     The benefits of the Life Guard(R) system are twofold: it improves worker safety by removing harmful, carcinogenic benzene and other hydrocarbon compounds from vessels in which maintenance is performed; and, it reduces the time necessary to remove oil, sludges and hydrocarbons from process equipment. This reduces turnaround time by permitting quicker entry to vessels, eliminating the need for fresh air respiratory equipment, and providing cleaner work areas. On turnarounds in which the Life Guard(R) system has been used, the Company has experienced significant savings in time and manpower requirements. Turnaround times have been reduced by one to three days and manpower has been reduced up to 25 percent.

     The Company manufactures pumping systems, which circulate the Life Guard(R) chemical solutions. The Company has received one United States patent and two United States patents are pending regarding its Life Guard(R) Decontamination System. See "-- Patents, Licenses and Permits."

DISCONTINUED EPC OPERATIONS

     The Company introduced engineering services in May 1992, with the acquisition of TAI, an engineering and design firm primarily serving the petroleum refining and chemical industries. TAI provided a full range of engineering, design, project management, drafting and estimating services. Since the physical plants utilized by the Company's customers are large and complex, they require specialized engineering services in order to undertake refurbishment, expansion or new construction projects. TAI was able to perform such jobs, beginning with field inspection activity, through total project management, which included mechanical, civil, structural, electrical, process and instrumentation engineering.

     In 1994, the engineering capabilities of TAI were incorporated into the newly-formed Serv-Tech EPC group to offer its customers turnkey, single-source responsibility for engineering, procurement and construction services. In November 1994, EPC was awarded an estimated $20.7 million contract to design, procure and construct a tank farm for Conoco in Westlake, Louisiana. This project was completed in mid-1996.

     During the last part of 1994, the Company acquired all of the outstanding common stock of Schaffer of Baton Rouge, Louisiana. Schaffer is one of the leading experts on sugar mill design, engineering and construction management. In February 1995, Schaffer secured a $83.0 million contract to design, procure and construct a 4,000 metric-ton-cane-per-day sugar factory and 45,000 liter-per-day ethanol plant in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997, followed by a twelve-month training and warranty period. At December 31, 1996, the Finchaa project was approximately 80 percent complete.

     Engineering, procurement and construction projects are typically of longer duration with more predictable manpower levels than the Company's specialty services work. Gross profit margins on construction contracts, however, are lower than specialty services due to the better defined design and scope of work and less critical nature of completion schedules compared to specialty services projects.

     In July 1996, the Company announced its intent to discontinue its engineering, procurement and construction ("EPC") operations. At July 1996, the discontinued EPC operations consisted of: (i) several domestic EPC projects (which have now been completed); (ii) Schaffer, which includes the Finchaa Sugar Factory project as well as a consulting engineering practice; (iii) a construction company in Orange, Texas (which has been closed and the majority of its remaining assets sold); and (iv) engineering operations in Lake Charles and New Orleans, Louisiana (which have been sold). With the exception of the Finchaa project, which is expected to be completed during late-1997, all EPC operations have ceased.

BUSINESS SEGMENT FINANCIAL INFORMATION

     For certain financial information relating to each of the Company's operating segments, see Note 15 of Notes to Consolidated Financial Statements.

CUSTOMERS AND MARKETING

     The Company derives most of its revenues from continuing operations from the refining and oil and gas production industries in the United States. Services have also been provided to companies in the petrochemical, chemical, gas processing, pipeline and liquid terminal industries. The Company's customers operate through various subsidiaries and at multiple plant locations principally throughout the United States. In general, decisions to award work are made at each operating facility of the customer.

     In each of Serv-Tech's service lines, work is typically bid on a job-by-job basis. Performance of services by the Company at any single plant or project location does not assure the Company subsequent work at that facility or other facilities of that customer. Conversely, the loss of a bid for any one project does not affect the Company's ability to obtain additional work from that customer. Chevron USA, Inc. accounted for 15 percent of the Company's revenues from continuing operations in 1996 and 14 percent in 1995, and Mobil Oil Corporation accounted for 29 percent of the Company's revenues from continuing operations in 1994. The following table sets forth the Company's ten largest customers, based upon revenues from continuing operations, for each of 1996, 1995 and 1994:

           1996                        1995                         1994
           ----                        ----                         ----
Chevron USA, Inc.           Chevron USA, Inc.            Mobil Oil Corporation
McDermott, Inc.             Mobil Oil Corporation        Chevron USA, Inc.
Mobil Oil Corporation       Atlas Processing Company     Texaco, Inc.
Conoco, Inc.                E. I. DuPont                 Conoco, Inc.
Phillips Petroleum Company  Unocal, Inc.                 Exxon USA, Inc.
Fluor Daniel, Inc.          Basis Petroleum, Inc.        Atlantic-Richfield Company
Basis Petroleum, Inc.       Vista Chemical               Uno-Ven, Inc.
Shell Oil Products          McDermott, Inc.              McDermott, Inc.
B. P. Oil Company           Coastal Refining             B. P. Oil Company
Nooter Construction         Texaco, Inc.                 Coastal Refining

     The Company maintains close contact with its customers and reviews available industry information in order to determine upcoming projects for which its services may be required. The Company generally is required to bid competitively for work on a project-by-project basis for each of the services it provides. Depending on the size and complexity of the work to be awarded, bid lead times range from two weeks to four months. Much of the work involved in preparing a bid consists of planning the schedule for the project. As a result, costs associated with the planning, as well as anticipated costs for management of the project, are included in the Company's bid. Bids are generally awarded based on price considerations, although scheduling, efficiency, quality and safety are also considered by the customer in awarding contracts.

     The Company's fee arrangements for its services are primarily based on either detailed time and material billing schedules or are fixed-price based. The Company has encouraged its customers to seek firm-bid turnkey proposals for its Specialty Services contracts. Management believes that firm-bid contracts permit its customers to realize the benefits of the Company's services and offer the Company an opportunity to realize higher profit margins. Time and material billing arrangements provide for cost-plus billing schedules for labor and equipment used on the job and offer the Company an assured level of project profitability. The accumulated man hours and equipment utilized are billed on a weekly or monthly basis. In 1996, approximately 78 percent of the Company's revenues were derived from time and material contracts (versus fixed-price). A new pricing method, "performance pricing", developed by the Company's Specialty Services group, involves contractual arrangements with the customer based on performance, considering the benefits of the Company's expertise, including reducing refinery downtime, increased efficiency and improved safety.

     The Company maintains estimators and planners who review the scope of work to be performed, analyze labor and material requirements, and prepare bids to be submitted to potential customers. Final bid prices on major proposals are coordinated between the estimator/planners, regional managers and senior management.

     The Company markets its turnaround services through five regional offices and its corporate headquarters in Houston, Texas, with its regional managers primarily responsible for their sales effort. SECO services are marketed through offices in Metairie, Louisiana, and five regional offices. The Company markets its environmental services and performance chemicals from its Houston, Texas, Atlanta, Georgia, and Manchester, England, offices.

PATENTS, LICENSES AND PERMITS

     The Company is the holder of 19 United States patents covering its Fast Draw(R), Fast Clean(R), Life Guard(R) Decontamination System and tank cleaning equipment and technology. The Company is actively developing technology related to its businesses and has filed several patent applications with the United States Patent Office. Management believes that the development of proprietary technology has been an important factor in the Company's growth and the Company intends to seek additional patent protection where appropriate. However, there can be no assurance that additional patents will be granted, or as to the validity or value of such patents. In addition, it is conceivable that competitors could modify the essential technology represented by the Company's patents in such a way that it would not result in patent infringement. The Company's patents expire at various dates between November 18, 2003, and May 10, 2015.

     The Company is certified by the American Society of Mechanical Engineers ("ASME") Boiler and Pressure Vessel Code to hold "A", "U", "S", and "PP" stamps, as well as the National Board "R" stamp. These stamps permit the Company to perform specialized major weld repairs, nozzle replacements and additions in compliance with ASME requirements.

BACKLOG

     Revenue backlog for SECO was $29.1 million, $17.1 million, and $18.0 million as of December 31, 1996, 1995 and 1994, respectively. Revenue backlog at December 31, 1996, includes $9.4 million related to the Shell URSA project and $6.0 million related to an additional deep-water drilling platform project, on which work is scheduled to start in late-1997 and early-1998, respectively. Backlog for the other operating groups is not meaningful due to the short lead time and duration of the projects.

     While backlog can be an indication of expected future revenues, backlog is subject to revisions from time-to-time due to cancellations, modifications and changes in the scope of projects or their design and construction schedules. There can be no assurance whether or when backlog will be realized as revenue.

COMPETITION

     The market for the Company's specialty and environmental services is highly fragmented and competitive. Many of the Company's competitors have greater financial and other resources than does the Company. Additionally, the Company competes with numerous small, independent contractors, which collectively have a significant share of the market for these services. Competitive factors for these services include price considerations, performance record, quality and safety.

GOVERNMENT REGULATION

     The Company's services involve contact with crude oil and refined petroleum products. These substances have been classified as hazardous waste. Under various federal laws, hazardous waste is regulated from the point of generation until disposal. In addition, the United States Environmental Protection Agency has issued regulations for hazardous-waste generators, transporters and owners and operators of treatment, storage and disposal facilities.

     The Company's services are structured to avoid any involvement in the disposal of hazardous wastes, and the Company does not consider itself to be a generator or transporter of hazardous waste. Typically, all hazardous materials handled by the Company are disposed of by the customer using the customer's waste-disposal facilities. The cleaning of heat exchangers is usually performed on cleaning slabs, with the water and debris collected and treated by the customer's wastewater facilities. The Company has designed and installed for several of its customers a closed-loop system to circulate and filter water used in its Fast Clean(R) system. This minimizes water usage and reduces the volume of wastewater processed by the customer. The Company's petroleum tank cleaning and sludge control systems resuspend sludge within the petroleum storage tank, permitting the refinery to reclaim processible hydrocarbons, rather than removing the sludge for reprocessing or disposal. The Company's tank cleaning services for petrochemical product storage tanks employ the patented Hydrocarbon Reclaimer System which recovers all of the reusable product. All waste generated by this process is in the form of non-hazardous dried solids, which can be conveniently transported and disposed by the customer.

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

INSURANCE

     The Company maintains a comprehensive property and casualty risk management program. This program includes statutory worker's compensation insurance in accordance with various states requirements and general liability insurance with an occurrence annual aggregate coverage limit of approximately $100 million. The Company's general liability insurance, although comprehensive, provides only limited coverage for pollution-related claims and excludes fines and penalties levied against the Company as a result of any violations by the Company of the regulations issued by the Department of Labor under OSHA. To date, the Company has not incurred significant fines or penalties or any liability for pollution, environmental damage, toxic torts or personal injury from exposure to hazardous wastes. However, a successful liability claim for which the Company is only partially insured or completely uninsured could have a material adverse effect on the Company. In addition, if the Company experiences a significant amount of such claims, increases in the Company's insurance premiums could materially and adversely affect the Company. Any difficulty in obtaining insurance coverage consistent with industry practice may also impair the Company's ability to obtain future contracts, which in most cases, are conditioned upon the availability of specified insurance coverage.

WORKING CAPITAL

     The Company's customers typically compensate the Company for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Therefore, the Company must have sufficient working capital to permit it to undertake its services throughout the duration of a project. The Company believes that its present working capital position, combined with forecasted cash flows and borrowing capacity, will be sufficient to meet the Company's working capital requirements. See Note 5 of Notes to Consolidated Financial Statements for further discussion of the Company's working capital facility.

QUARTERLY FLUCTUATIONS

     The Company's revenues and operating income have historically been subject to significant, seasonal fluctuations with respect to its Specialty Services and Environmental groups. This is due primarily to the timing of shutdowns at plant facilities. Accordingly, it is anticipated that the Company's quarterly results will fluctuate, and the results of one quarter should not be deemed to be representative of the results of any other quarter or for the year.

EMPLOYEES

     At December 31, 1996, the Company had 969 full-time employees, of which 173 were salaried and 796 were hourly. In addition, the Company employs hourly workers on an as-required basis to perform labor on a job-by-job basis. Total employment levels have ranged from 639 to 1,267 per week during 1996, averaging 1,059 employees on a weekly basis. The number of employees fluctuates significantly due to changing demand during the peak turnaround periods. The Company has been able to staff its projects through maintenance of a computerized listing of qualified workers and the personal contacts of its superintendents and foremen. The Company's two union subsidiaries maintain collective bargaining agreements with several construction trade unions. Management believes its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company's corporate offices are located at 5200 Cedar Crest Boulevard in Houston, Texas, at a Company-owned combination office and operations facility. This location contains 15,000 square feet of office space and 72,500 square feet of shop facilities. SECO occupies 27,500 square feet of leased property located in Metairie, Louisiana. The Company leases an aggregate of approximately 200,000 square feet of office, shop and storage space in Lake Charles, Baton Rouge and Lafayette, Louisiana; Beaumont and Houston, Texas; Atlanta, Georgia; and Los Angeles, California. The Company does not anticipate any difficulty in renewing those leases that require renewal within the next five years. The Company owns land and buildings containing an aggregate of approximately 50,000 square feet of office and shop space in Houston, Texas; and Westlake and Belle Chasse, Louisiana. The Company believes that its existing facilities are adequate to meet the requirements of current operations and that suitable additional space will be available as required to accommodate any expansion of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company Common Stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers' Automated Quotations System ("NASDAQ") National Market System under the symbol "STEC". The following table sets forth the quarterly high and low bid quotations of the common stock, as quoted by NASDAQ, for the calendar quarters indicated.

                      CALENDAR PERIOD                           HIGH          LOW
                      ---------------                           ----          ---
1996:
  First Quarter.............................................     7             5 1/4
  Second Quarter............................................     8             5 1/4
  Third Quarter.............................................     6 1/4         2 3/4
  Fourth Quarter............................................     3 3/8         2

1995:
  First Quarter.............................................     8 3/4         6
  Second Quarter............................................     9 1/4         6 5/8
  Third Quarter.............................................     9             6 1/2
  Fourth Quarter............................................     8 1/2         5 1/8

     At March 14, 1997, there were approximately 2,160 shareholders of the Company Common Stock. The average of the high and low bid quotations on such date was $5.25. The Company has not paid dividends on its common stock, and the Board of Directors of the Company presently intends to continue a policy of retaining earnings for use in the Company's operations and to fund the Company's working capital requirements and growth opportunities.

ITEM 6. SELECTED FINANCIAL DATA

                                                    YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------
                                    1996         1995         1994         1993         1992
                                  --------     --------     --------     --------     --------
                                              IN THOUSANDS, EXCEPT PER SHARE DATA
OPERATING DATA
Revenues........................  $142,386     $194,831     $167,834     $156,277     $144,051
Depreciation and amortization...     6,005        6,161        5,380        3,914        3,241
Special charge..................        --           --      (12,225)(b)       --           --
Operating income (loss) from
  continuing operations.........    (5,860)(a)    2,342       (9,322)(b)    6,791        8,981
Net income (loss) from
  continuing operations.........    (2,464)(a)     (774)      (9,313)(b)    3,073        5,472
Earnings (loss) per share from
  continuing operations.........     (0.37)(a)    (0.11)       (1.52)(b)     0.52         0.94
Weighted average number of
  shares outstanding............     6,714        6,720        6,117        5,889        5,789
BALANCE SHEET DATA
Cash and short-term
  investments...................  $  4,533     $    287     $  1,302     $ 15,650     $  4,813
Working capital.................     6,669       23,815       22,238       30,053       18,414
Property, plant and equipment,
  net...........................    26,275       30,023       29,908       25,287       24,152
Total assets....................    81,144      107,795       94,118       92,368       86,273
Long-term debt, excluding
  current maturities............    13,835       15,170       15,025       15,140        8,152
Stockholders' equity............    37,232       52,930       50,564       53,954       51,352
Capital expenditures............     2,027        5,444        4,830        4,666        5,687

---------------

Note:

(a) 1996 results include a $3,480 ($2,297, or $0.35 per share, on an after-tax basis) charge for the impairment of certain obsolete equipment, the write-off of an uncollectible receivable, and severance related costs. Excluding the effect of this charge, the operating loss from continuing operations was $2,380. Also, included in the 1996 results is the $5,842 ($3,856, or $0.57 per share, on an after-tax basis) net proceeds from the Stewart & Stevenson award, see Note 8 of Notes to Consolidated Financial Statements. Excluding the effect of these two items, the net loss from continuing operations was $4,023, or $0.60 per share.

(b) Excluding the effect of the $12,225 ($10,020, or $1.64 per share, on an after-tax basis) special charge, operating income, net income and earnings per share from continuing operations for 1994 were $2,903, $707, and $0.12, respectively. See Note 9 of Notes to Consolidated Financial Statements for information related to the special charge.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Report.

CONTINUING OPERATIONS

     The year ended December 31, 1996 net loss from continuing operations of $2.5 million, or $0.37 per share, includes a $2.3 million, or $0.35 per share charge for the impairment of certain equipment that will no longer be utilized in the future operations of the Company, the write-off of an uncollectible receivable and severance related costs. Additionally, included in the 1996 loss is $5.8 million ($3.9 million, or $0.57 per share, on an after-tax basis), of net proceeds from the Stewart & Stevenson settlement (see Note 8 of Notes to Consolidated Financial Statements). Excluding the effects of these two items, the Company generated a net loss from continuing operations of $4.0 million, or $0.60 per share, compared to a net loss of $0.8 million, or $0.11 per share in 1995, and a net loss of $9.3 million, or $1.52 per share, in 1994. The 1994 net loss includes a special charge of $10.0 million, or $1.64 per share. Excluding the effect of the special charge, the Company generated net earnings from continuing operations in 1994 of $0.7 million, or $0.12 per share.

     Consolidated revenues for 1996 decreased 26.9 percent to $142.4 million from $194.8 million in 1995, which was 16.1 percent higher than 1994 consolidated revenues of $167.8 million. The 1996 decrease in revenues was attributable primarily to lower levels of activity in the specialty turnaround maintenance business, Specialty Services, resulting from delays in scheduled maintenance at refinery facilities. The increase in 1995 was due to increased levels of activity in Specialty Services and the Company's Environmental and Performance Chemicals business, which provides tank cleaning, decontamination services and specialty chemicals.

     Consolidated gross profit margins as a percentage of revenues were 21.0 percent for 1996, increasing from 1995 margins of 18.8 percent. This increase in gross profit margins was due primarily to improved Specialty Services project mix, management and performance. The 1995 consolidated gross profit margin increased from 17.2 percent in 1994. This increase was mainly attributable to improved Specialty Services and Environmental and Performance Chemical profit margins over 1994.

     Consolidated selling, general and administrative expenses for 1996 of $35.8 million include a pre-tax charge of $3.5 million, discussed above. Excluding this charge, 1996 overhead expenses decreased $2.0 million, or 6.0 percent to $32.3 million in 1996 from $34.3 million in 1995. The decrease is lower than the
26.9 percent decrease in revenue for the same period due to the level of fixed overhead costs inherent in the business which do not decrease with lower revenue levels. Consolidated selling, general and administrative expenses in 1995 were $8.3 million, or 32.1 percent, higher than the 1994 level of $26.0 million, resulting primarily from the expansion of the Specialty Services and the Environmental and Performance Chemical businesses. The expansion of the Specialty Services business included the acquisition of Hartney Industrial Services ("Hartney") in June 1994.

     Interest expense increased in 1996 to $2.4 million compared to $1.9 million in 1995. See Note 5 of Notes to Consolidated Financial Statements for discussion of the restructuring of the Company's debt and the related increase in interest costs. In 1995 interest expense increased $0.5 million from $1.4 million in 1994. These increases are due to a higher level of working capital borrowings under the Company's revolving line of credit necessary to support the Company's level of business activity.

     Interest income increased in 1996 to $0.1 million following a decrease in 1995 from 1994 of $0.5 million. The 1996 increase was primarily due to interest income generated on the Stewart & Stevenson settlement proceeds. The 1995 decrease resulted primarily from lower available cash balances during the year.

     In 1996, other income of $5.9 million includes the net effect of the Stewart & Stevenson litigation settlement which the Company received during the year. After payment of attorney's fees and a payment to the Company's founder, Richard W. Krajicek, the Company received and recorded a $5.8 million net settlement, or $3.9 million on an after-tax basis (see Note 8 of Notes to Consolidated Financial Statements).

     Minority interest includes the minority shareholders portion of ST Piping, Inc. ("ST Piping") earnings. Effective May 18, 1995, the Company acquired an additional 20 percent of the outstanding common stock of ST Piping, Inc. from the minority shareholders of that company. Prior to the acquisition, the Company owned 70 percent (see Note 4 of Notes to Consolidated Financial Statements). The reduced level of minority ownership in ST Piping coupled with its reduced level of earnings in 1996 as compared to 1995, due to the lower levels of specialty turnaround maintenance activity during 1996, have caused the decrease in minority interest in 1996. Minority interest in 1995 increased over 1994 due to a higher level of ST Piping earnings in 1995.

SPECIALTY SERVICES

     In 1996, Specialty Services revenues decreased $52.9 million, or 40.1 percent from 1995 revenues of $131.9 million. Specialty Services revenues increased $18.3 million, or 16.1 percent, in 1995 over 1994 revenues of $113.5 million. The 1996 revenue decrease was attributable to lower levels of business activity throughout the turnaround maintenance business, resulting from delays in scheduled maintenance at refinery facilities which were experiencing improved margins. The increase in 1995 was mainly due to the acquisition of Hartney in June 1994, which generated revenues of $21.6 million in 1995, coupled with increased refinery spending during the year.

     Operating income of $0.1 million in 1996 includes a $1.4 million pre-tax charge for the impairment of certain obsolete equipment and the write-off of an uncollectible receivable. Excluding the effect of this charge, operating income was $1.5 million compared to $4.7 million in the prior year. This decrease is consistent with the reduced levels of turnaround maintenance revenues as discussed above. Operating income in 1995 was $1.0 million lower than the 1994 level of $5.7 million, excluding a $10.6 million pre-tax special charge recorded during 1994. Higher levels of revenues and gross profit in 1995 were offset by increased selling, general and administrative expenses. The increased level of overhead expenses was attributable primarily to the acquisition of Hartney in June, 1994.

SECO

     SECO revenues were $50.0 million in 1996, a decrease of $2.2 million from 1995 revenues of $52.2 million. In 1995, revenues increased 5.6 percent from 1994's level of $49.4 million. The 1996 decrease in revenue is attributed to decreased activity in onshore projects, due to a reduced number of refinery turnaround projects in 1996, as discussed above, offset partially by an increase in offshore drilling platform revenue. Revenues from deepwater drilling platform installations were $10.1 million, $7.1 million and $1.3 million for 1996, 1995 and 1994, respectively. In October 1996, SECO was awarded a contract for work on the deck module fabrication of the Shell URSA tension leg platform, currently scheduled for completion in July 1998. Revenues for 1996 included only $0.1 million attributable to the Shell URSA project.

     Operating income amounted to $3.5 million in 1996, a decrease of 4.8 percent from the 1995 level of $3.7 million. However, operating income as a percentage of revenue remained at 7.1 percent for both periods. Operating income increased by $0.3 million in 1995 from $3.4 million in 1994. This increase is consistent with the increased level of revenue experienced in 1995.

     Revenue backlog was $29.1 million, $17.1 million, and $18.0 million as of December 31, 1996, 1995 and 1994, respectively. Revenue backlog at December 31, 1996, includes $9.4 million related to the Shell URSA project and $6.0 million related to an additional deep-water drilling platform project, on which work is scheduled to start in late-1997 and early-1998, respectively. While backlog can be an indication of expected future revenues, backlog is subject to revisions from time-to-time due to cancellations, modifications and changes in the scope of projects or their design and construction schedules. There can be no assurance whether or when backlog will be realized as revenue.

ENVIRONMENTAL AND PERFORMANCE CHEMICALS

     Environmental and Performance Chemicals 1996 revenues remained constant with the 1995 level of $16.4 million. In 1995, revenue increased $7.8 million, or 90.6 percent from $8.6 million in 1994. Chemisolv

Holdings ("Chemisolv"), the Company's performance chemical subsidiary acquired in November 1994, contributed $5.1 million to the increase in revenues. The remaining $2.7 million increase was attributable to increased activity in the Company's tank cleaning services.

     The $1.4 million operating loss in 1996, includes a $0.7 million pre-tax charge for the write-off of certain tank cleaning equipment that will not be utilized in the future operations of the Company. Excluding the effects of this charge, the operating loss of $0.7 million was down $1.0 million from 1995 operating income of $0.2 million. This reduction was due to increased research and development expenditures related to the development of the new paper-strengthening technology, Mastiff (SM). Operating income in 1995 increased $0.4 million from a $0.2 million loss in 1994. Higher gross profit margins recognized on decontamination services and increased activity in the tank cleaning business contributed to the improved operating results which were partially offset by Chemisolv operating losses.

CORPORATE AND OTHER

     The operating loss of $8.0 million includes a $1.3 million pre-tax charge primarily for severance related costs and some consulting and professional fees. Excluding this charge, the 1996 operating loss of $6.7 million increased $0.4 million from 1995. This increase is mainly attributable to costs related to professional services necessary to study and identify strategic alternatives available to the Company. These expenses were incurred during the latter part of 1996.

DISCONTINUED OPERATIONS

     In July 1996, the Company announced its intent to discontinue its engineering, procurement and construction ("EPC") operations. The EPC operations provided a full range of engineering consultation and project management services primarily to the refining, petrochemical and food processing industries. The discontinued EPC operations consisted of, (i) several domestic EPC projects (which have now been completed), (ii) F.C. Schaffer and Associates, which includes the Finchaa Sugar Factory project as well as a consulting engineering practice, (iii) a construction company in Orange, Texas (which has been closed and substantially all remaining assets have been sold) and (iv) engineering operations in Lake Charles and New Orleans, Louisiana (which have been sold).

     The 1996 net loss from discontinued operations of $10.3 million (net of income tax benefit of $4.4 million), or $1.54 per share, included a $9.7 million ($6.6 million, or $0.99 per share, on an after-tax basis) charge primarily for the write-down of the profitability on several domestic EPC projects and the Finchaa Sugar Factory project. The Finchaa project was written down to a $4.5 million loss ($2.9 million, or $0.43 per share, on an after-tax basis) during the fourth quarter. Excluding the effects of this charge, the net loss from discontinued operations was $3.7 million, or $0.55 per share for 1996 compared to net income of $2.8 million (net of income tax expense of $0.7 million), or $0.42 per share for 1995 and net income of $0.5 million (net of income tax expense of $0.1 million), or $0.08 per share for 1994.

     Additionally, in conjunction with the decision to discontinue the EPC operations, the Company recorded a $4.3 million (net of income tax benefit of $1.0 million), or $0.64 per share, estimated loss on disposal of the EPC operations for the estimated loss on sale and disposal of certain EPC divisions and the related write-off of goodwill. The estimated loss on disposal of the EPC operations includes a $0.3 million, or $0.05 per share, estimated loss during phase-out period.

     Net current assets from discontinued operations at December 31, 1996 consisted primarily of working capital associated with the Finchaa project and the consulting engineering practice of F.C. Schaffer and Associates. Net non-current assets from discontinued operations consisted primarily of property and equipment, net of a note payable of $0.7 million.

     Revenues generated by the discontinued EPC operations for 1996, 1995 and 1994 were $70.3 million, $84.7 million and $13.3 million, respectively. 1996 and 1995 revenues included $38.9 million and $32.8 million related to the Finchaa Sugar Factory Project, respectively.

FINCHAA SUGAR FACTORY PROJECT

     During the first quarter of 1995, F. C. Schaffer & Associates ("Schaffer"), a subsidiary of the Company, secured an $83 million contract to engineer, design, procure and construct a 4,000 metric ton cane-per-day sugar factory and 45,000 liter-per-day ethanol plant in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997 followed by a twelve month warranty and training period. In conjunction with the effectiveness of the contract, the Company received an advance payment equal to 20.0 percent of the contract value. The Company has issued letters of credit to support performance and the 20.0 percent advance payment. At December 31, 1996, letters of credit of $6.3 million were outstanding to support the unrecovered portion of the advance payment and $8.3 million to support project performance guarantees, see Note 5 of Notes to Consolidated Financial Statements. Contractual payment amounts to Schaffer are supported by a revolving letter of credit issued by the Ethiopian government via the African Development Bank.

     As of December 31, 1996, the Finchaa project was approximately 80 percent complete.

VOLATILITY AND SEASONALITY OF REVENUES

     Specialty Services revenues and operating income are subject to significant quarterly fluctuations, affected primarily by the timing of planned shutdowns at its customers' facilities. In general, scheduled turnarounds fall predominantly in two seasonal periods -- February through April, and September through November. The exact timing and duration of these periods will largely depend on the demand for the customers' products. In addition, most of the Specialty Services contracts are short in duration, and large individual contracts may significantly influence results in any specific quarter.

OTHER

     The Company has a combination of contractual and discretionary bonus programs for key personnel throughout most of its operating groups. Payments under discretionary plans total, in the aggregate, approximately eight percent of operating earnings of each unit. For the turnaround maintenance division of Specialty Services and the Chemisolv division of Environmental and Performance Chemicals, the Company has established contractual profit sharing programs in lieu of the discretionary programs noted above. The Specialty Services and Chemisolv programs generally provide for a profit sharing pool to be established equal to 20.0 percent of the fully-burdened operating earnings of the respective group.

IMPACT OF INFLATION AND CHANGING PRICES

     Inflation and changing prices have not significantly affected the Company's operating results or the markets in which the Company performs services.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures for 1996, excluding acquisitions, were $2.0 million, primarily for the purchase of equipment necessary to support the operations and expansion of the Company's operating groups. Capital expenditures for 1997, excluding acquisitions, are expected to be approximately $1.5 million, primarily for the purchase and manufacture of equipment to support the Company's business activities.

     At December 31, 1996, the Company's working capital totaled approximately $8.2 million. The Company has been able to finance its working capital requirements through its cash flows from operations and bank borrowings. The Company maintains a $26.5 million revolving line of credit with two banks (the "Revolver"), which expires in December 1997. The $26.5 million credit facility decreases to $23.5 million at April 30, 1997, and $19.5 million at June 30, 1997. At December 31, 1996, $5.6 million was outstanding under the revolving line of credit. Additionally, the Company has irrevocable letters of credit totaling $4.6 million outstanding to guarantee certain of the Company's insurance programs and bid bonds, leaving $16.3 million available for borrowing under the Revolver. However, subsequent to December 31, 1996, the Company has drawn approximately $12.9 million against the revolving line of credit in order to fund working capital requirements consistent with increased first quarter 1997 revenue activity. These amounts are expected to be repaid during the second quarter of 1997 as receivables are collected from the seasonably high point of the Company's turnaround maintenance business. In addition, the Company has $15.0 million in Senior Notes Payable due June 2003 (See Note 5 of Notes to Consolidated Financial Statements).

     As a result of the fourth quarter 1996 net loss, the Company was in violation of various financial covenants. The Company received waivers from its lenders with respect to such covenant violations as well as waivers necessary to enter into the Merger Agreement with Philip Environmental Inc. (See "Subsequent Event" below).

     In 1995, Schaffer secured an $83 million contract to engineer, design, procure and construct a sugar factory and ethanol plant in Finchaa, Ethiopia. In conjunction with the effectiveness of the contract, the Company received an advance payment equal to 20.0 percent of the contract value. The project is financed by the African Development Bank. Contractual payment amounts to Schaffer are supported by a revolving letter of credit issued by the Ethiopian government via the African Development Bank. The Company has issued letters of credit to support performance and the 20.0 percent advance payment. At December 31, 1996, letters of credit of $6.3 million were outstanding to support the unrecovered portion of the advance payment and $8.3 million to support project performance guarantees.

     For the year ended December 31, 1996, net cash flows from continuing operations were $7.9 million resulting primarily from depreciation and amortization of $6.0 million, the $1.4 million charge, net decrease in accounts receivable of $9.4 million, offset by a decrease in accounts payable and accrued liabilities of $6.7 million. The decreases were due primarily to the lower level of business activity during 1996. Net cash provided by investing activities amounted to $0.2 million, resulting from $1.7 million in proceeds from sales of property, plant and equipment and $0.8 million in investing activities related to the discontinued EPC operations, partially offset by $2.0 million in capital expenditures. Cash flows used in financing activities totaled $2.1 million resulting from net principal payments of long-term debt and financing costs incurred related to the November 1996 debt restructuring (see Note 5 of Notes to Consolidated Financial Statements), and $0.7 million of debt payments related to the discontinued EPC operations.

     Management believes that existing cash, cash flow from operations, and existing credit facilities will be sufficient to meet the current ongoing requirements of the operations of the Company. In addition, the above sources may be supplemented with other external sources of funds to meet additional cash requirements, if necessary.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes indicate the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no effect on the consolidated financial statements for the year ended December 31, 1996.

     SFAS No. 123 "Accounting for Stock Based Compensation" was issued in October 1995. SFAS No. 123 defines a fair value based method of accounting for employee stock options. Under this fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period; however, SFAS No. 123 allows an entity to continue to measure compensation cost in accordance with Accounting Principal Board Statement No. 25 ("APB 25"). The Company will continue to account for stock option grants in accordance with APB 25, and recognizes no compensation expense for stock options granted. Accordingly, the Company has adopted the disclosure-only provisions of SFAS No. 123, see Note 10 of Notes to Consolidated Financial Statements.

SUBSEQUENT EVENT

     On March 5, 1997, the Company entered into the Merger Agreement. Pursuant to the Merger Agreement, Sub will be merged with and into the Company, and the Company will become a wholly-owned subsidiary of Taro and an indirect, wholly-owned subsidiary of Philip.

     Under the terms of the Merger Agreement, each share of Company Common Stock will be exchanged for 0.403 share of Philip Common Stock (except for shares held by persons who perfect and exercise dissenters' rights under Texas law), provided that Philip will pay cash in lieu of any fractional shares of Philip Common Stock to which holders of Company Common Stock would otherwise be entitled. Based upon the closing price of Philip Common Stock on March 5, 1997, each share of Company Common Stock is valued at $6.60 per share. In aggregate, the transaction is valued at approximately $72.0 million, including the assumption of approximately $21.0 million of Company indebtedness. The transaction is subject to regulatory and shareholder approvals, and is expected to close by June 30, 1997.

     Philip is a fully integrated, resource recovery and industrial services company providing metals processing and mill services, solid and liquid by-products recovery and industrial and remediation services to all major industry sectors. Philip Common Stock trades on the New York Stock Exchange.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Balance Sheets.................................   19
Consolidated Statements of Operations.......................   20
Consolidated Statements of Changes in Stockholders'
  Equity....................................................   21
Consolidated Statements of Cash Flows.......................   22
Notes to Consolidated Financial Statements..................   23
Independent Auditors' Report................................   40

                        SERV-TECH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1996            1995
                                                              -----------    ------------
Current Assets:
  Cash and cash equivalents.................................  $ 4,532,622    $    287,356
  Accounts receivable, net..................................   23,402,942      31,941,127
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................    1,479,518       2,111,396
  Prepaid expenses..........................................      839,969         768,161
  Inventory.................................................    2,026,359       2,102,245
  Deferred income taxes.....................................    3,246,448       4,532,761
  Net current assets from discontinued operations...........      378,326      16,276,603
                                                              -----------    ------------
          Total current assets..............................   35,906,184      58,019,649
Property, plant and equipment, net..........................   26,275,026      30,022,511
Intangible assets, net......................................   14,189,083      14,748,088
Other assets................................................    2,230,681       1,884,763
Net non-current assets, discontinued operations.............    1,714,503       3,120,272
                                                              -----------    ------------
          Total assets......................................  $80,315,477    $107,795,283
                                                              ===========    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 7,497,878    $ 13,295,347
  Accrued liabilities.......................................   12,672,252      13,545,808
  Revolving line of credit..................................    5,559,169       6,500,000
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................      390,897         359,415
  Income taxes payable......................................           --         295,865
  Current maturities of long-term debt......................    1,587,269         207,732
                                                              -----------    ------------
          Total current liabilities.........................   27,707,465      34,204,167
Long-term debt, less current maturities.....................   13,835,000      15,169,998
Deferred income taxes.......................................      954,317       5,006,320
Minority interest and other.................................      586,905         484,952
Commitments and Contingencies (Note 11)
Stockholders' Equity:
  Preferred stock, $1 par value, 2,000,000 shares
     authorized; no shares issued or outstanding............           --              --
  Common stock, par value $.50, authorized 20,000,000
     shares; issued shares of 6,873,709 and 6,752,671,
     respectively...........................................    3,436,855       3,376,336
  Additional paid-in capital................................   43,346,804      43,489,763
  Retained (deficit) earnings...............................   (9,457,021)      7,675,586
  Cumulative translation adjustments........................      (44,505)        (64,982)
  Treasury stock, at cost, 13,774 and 193,358 shares,
     respectively...........................................      (50,343)     (1,546,857)
                                                              -----------    ------------
          Total stockholders' equity........................   37,231,790      52,929,846
                                                              -----------    ------------
          Total liabilities and stockholders' equity........  $80,315,477    $107,795,283
                                                              ===========    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1996            1995            1994
                                                   ------------    ------------    ------------
Revenues.........................................  $142,385,571    $194,830,759    $167,833,853
Costs of services................................   112,462,899     158,139,025     138,925,050
                                                   ------------    ------------    ------------
          Gross profit...........................    29,922,672      36,691,734      28,908,803
Selling, general and administrative expenses.....    35,782,864      34,349,971      26,005,980
Special charge...................................            --              --      12,225,182
                                                   ------------    ------------    ------------
  Operating income (loss)........................    (5,860,192)      2,341,763      (9,322,359)
                                                   ------------    ------------    ------------
Other income (expense):
  Interest expense...............................    (2,357,795)     (1,945,683)     (1,438,213)
  Interest income................................       148,869          34,832         511,357
  Other, net.....................................     5,944,218         126,929           4,016
                                                   ------------    ------------    ------------
          Total other income (expense)...........     3,735,292      (1,783,922)       (922,840)
                                                   ------------    ------------    ------------
Minority interest and other......................      (101,953)       (415,425)       (260,305)
Equity in losses of affiliates...................            --         (24,331)       (226,700)
                                                   ------------    ------------    ------------
Pre-tax income (loss) from continuing
  operations.....................................    (2,226,853)        118,085     (10,732,204)
Income tax expense (benefit).....................       237,000         892,000      (1,419,000)
                                                   ------------    ------------    ------------
Net loss from continuing operations..............  $ (2,463,853)   $   (773,915)   $ (9,313,204)
Income (loss) from discontinued operations, net
  of income taxes................................   (10,342,208)      2,835,034         517,868
Estimated loss on disposal of discontinued
  operations, net of tax benefit.................    (4,326,546)             --              --
                                                   ------------    ------------    ------------
          Net income (loss)......................  $(17,132,607)   $  2,061,119    $ (8,795,336)
                                                   ============    ============    ============
Loss per share from continuing operations........  $      (0.37)   $      (0.11)   $      (1.52)
Earnings (loss) per share from discontinued
  operations.....................................         (2.18)           0.42            0.08
                                                   ------------    ------------    ------------
          Net income (loss) per share............  $      (2.55)   $       0.31    $      (1.44)
                                                   ============    ============    ============
Weighted average common shares outstanding.......     6,714,335       6,720,134       6,117,434
                                                   ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         COMMON STOCK        ADDITIONAL      RETAINED     CUMULATIVE        TREASURY STOCK
                                    ----------------------     PAID-IN       EARNINGS     TRANSLATION   ----------------------
                                     SHARES       AMOUNT       CAPITAL      (DEFICIT)     ADJUSTMENTS    SHARES      AMOUNT
                                    ---------   ----------   -----------   ------------   -----------   --------   -----------
Balance, December 31, 1993........  5,810,978   $2,905,490   $36,881,683   $ 14,409,803    $(243,456)         --   $        --
  Exercise of stock options.......     43,800       21,900       184,526             --           --          --            --
  Issuance of common stock........    650,000      325,000     4,762,500             --           --          --            --
  Translation adjustments.........         --           --            --             --      111,531          --            --
  Net loss........................         --           --            --     (8,795,336)          --          --            --
                                    ---------   ----------   -----------   ------------    ---------    --------   -----------
Balance, December 31, 1994........  6,504,778    3,252,390    41,828,709      5,614,467     (131,925)         --            --
  Exercise of stock options.......     40,000       20,000       121,250             --           --          --            --
  Issuance of common stock........    207,893      103,946     1,539,804             --           --          --            --
  Purchase of treasury stock......         --           --            --             --           --    (203,873)   (1,630,984)
  Transfer of treasury stock to
    401(k) plan...................         --           --            --             --           --      10,515        84,127
  Translation adjustments.........         --           --            --             --       66,943          --            --
  Net income......................         --           --            --      2,061,119           --          --            --
                                    ---------   ----------   -----------   ------------    ---------    --------   -----------
Balance, December 31, 1995........  6,752,671    3,376,336    43,489,763      7,675,586      (64,982)   (193,358)   (1,546,857)
  Issuance of common stock........     73,778       36,889       270,421             --           --     (10,322)      (22,767)
  Restricted stock awards
    issued........................     64,800       32,400       388,800             --           --          --            --
  Restricted stock awards
    forfeited.....................    (17,540)      (8,770)     (106,696)            --           --          --            --
  Transfer of treasury stock to
    401(k) plan...................         --           --      (695,484)            --           --     189,906     1,519,281
  Translation adjustments.........         --           --            --             --       20,477          --            --
  Net loss........................         --           --            --    (17,132,607)          --          --            --
                                    ---------   ----------   -----------   ------------    ---------    --------   -----------
Balance, December 31, 1996........  6,873,709   $3,436,855   $43,346,804   $ (9,457,021)   $ (44,505)    (13,774)  $   (50,343)
                                    =========   ==========   ===========   ============    =========    ========   ===========


                                       TOTAL
                                    ------------
Balance, December 31, 1993........  $ 53,953,520
  Exercise of stock options.......       206,426
  Issuance of common stock........     5,087,500
  Translation adjustments.........       111,531
  Net loss........................    (8,795,336)
                                    ------------
Balance, December 31, 1994........    50,563,641
  Exercise of stock options.......       141,250
  Issuance of common stock........     1,643,750
  Purchase of treasury stock......    (1,630,984)
  Transfer of treasury stock to
    401(k) plan...................        84,127
  Translation adjustments.........        66,943
  Net income......................     2,061,119
                                    ------------
Balance, December 31, 1995........    52,929,846
  Issuance of common stock........       284,543
  Restricted stock awards
    issued........................       421,200
  Restricted stock awards
    forfeited.....................      (115,466)
  Transfer of treasury stock to
    401(k) plan...................       823,797
  Translation adjustments.........        20,477
  Net loss........................   (17,132,607)
                                    ------------
Balance, December 31, 1996........  $ 37,231,790
                                    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                             1996           1995           1994
                                                         ------------   ------------   ------------
Cash flows from operating activities:
Net income (loss)......................................  $(17,132,607)  $  2,061,119   $ (8,795,336)
Adjustments to reconcile net income (loss) to net cash
  provided by continuing operations:
  (Income) loss from discontinued operations...........    10,342,208     (2,835,034)      (517,868)
  Loss on disposal of discontinued operations..........     4,326,546             --             --
  Depreciation and amortization........................     6,004,942      6,160,642      5,380,282
  Non-cash charges.....................................     1,387,207             --     12,225,182
  Minority interest and other..........................       101,953        415,425        260,305
  Equity in losses of affiliates.......................            --         24,331        226,700
  Provision for losses on accounts and notes
     receivable........................................      (850,932)     1,218,579     (1,529,454)
  Deferred income taxes................................       540,000       (883,000)    (1,084,647)
  Other................................................       (39,399)        64,635        109,805
                                                         ------------   ------------   ------------
                                                            4,679,918      6,226,697      6,274,969
Changes in assets and liabilities, net of effect from
  acquisitions of businesses:
  Accounts receivable..................................     9,389,116        554,376       (747,233)
  Net change in billings, costs and estimated earnings
     on uncompleted contracts..........................       663,360        315,250      1,259,598
  Inventory............................................        75,886       (374,509)       (38,938)
  Prepaid expenses.....................................       (71,808)       450,807         10,565
  Other assets.........................................       179,511       (584,384)       (40,703)
  Accounts payable.....................................    (5,797,469)     4,116,650     (3,447,231)
  Accrued liabilities..................................      (873,556)      (332,335)      (974,535)
  Income taxes payable.................................      (295,865)       295,865        206,181
                                                         ------------   ------------   ------------
          Net cash provided by operating activities of
            continuing operations......................     7,949,093     10,668,417      2,502,673
  Net cash used by discontinued operations.............    (1,770,443)    (8,426,500)    (2,488,568)
                                                         ------------   ------------   ------------
          Net cash provided by operating activities....     6,178,650      2,241,917         14,105
                                                         ------------   ------------   ------------
Cash flows from investing activities:
  Capital expenditures.................................    (2,027,194)    (5,443,934)    (4,829,855)
  Investing activities related to discontinued
     operations........................................       776,265     (1,046,257)      (911,432)
  Investments in and advances to affiliates............            --        (34,450)      (671,387)
  Acquisitions of businesses, net of cash acquired.....            --       (625,514)    (2,316,050)
  Intangible assets....................................      (229,274)      (243,303)      (161,769)
  Proceeds from sale of property, plant and
     equipment.........................................     1,683,809        148,625         77,864
                                                         ------------   ------------   ------------
          Net cash provided by (used in) investing
            activities.................................       203,606     (7,244,833)    (8,812,629)
                                                         ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of debt.......................    13,784,423     31,000,000      8,000,000
  Principal payments of debt...........................   (14,690,162)   (24,994,490)   (12,554,198)
  Financing costs......................................      (525,429)            --       (300,000)
  Proceeds from issuance of common stock...............            --        141,250        146,426
  Purchase of treasury stock...........................            --     (1,630,984)            --
  Payments of dividends on preferred stock of a
     subsidiary........................................            --             --        (42,411)
  Purchase of preferred stock of a subsidiary..........            --             --       (800,000)
  Financing activities of discontinued operations......      (705,822)      (527,243)            --
                                                         ------------   ------------   ------------
          Net cash provided by (used in) financing
            activities.................................    (2,136,990)     3,988,533     (5,550,183)
                                                         ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents...     4,245,266     (1,014,383)   (14,348,707)
Cash and cash equivalents at beginning of year.........       287,356      1,301,739     15,650,446
                                                         ------------   ------------   ------------
Cash and cash equivalents at end of year...............  $  4,532,622   $    287,356   $  1,301,739
                                                         ============   ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Serv-Tech, Inc., and its majority-owned subsidiaries. The Company's investments in affiliated companies (50% and less owned) are accounted for in accordance with the equity method. All significant intercompany balances and transactions are eliminated.

  Revenues and Costs Recognition

     The Company engages in fixed price and modified fixed price contracts and contracts based on costs incurred plus applicable profit percentages (time and material contracts).

     Revenues from fixed price and modified fixed price contracts are recognized on the percentage-of-completion method, measured primarily by the percentage of costs incurred to date to estimated total costs for each contract (cost-to-cost method). Management believes this method is the most appropriate measure of progress on contracts. Revenues from time and material contracts are recognized currently as costs are incurred in performing the work.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income which are recognized in the period in which the revisions are determined.

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized.

  Research and Development Costs

     The Company expenses all research and development costs as they are named. These costs, primarily related to Chemisolv's new paper-strengthening technology Mastiff (SM), amounted to 0, $0.2 million and $0.9 million for 1994, 1995 and 1996, respectively.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash, tax free municipal bond funds and other highly liquid investments with maturities of three months or less at the date of acquisition. Cash equivalents are stated at cost which approximates market value.

  Inventory

     Inventory consists primarily of materials and supplies and is stated at the lower of cost or market. Cost is determined principally by the average cost method.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Major renewals and betterments which extend the lives of equipment are capitalized while all other repairs and maintenance are charged to operations as incurred.

     Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in results of operations.

                        SERV-TECH, INC. AND SUBSIDIARIES

     For financial reporting purposes, depreciation for all property, plant and equipment is provided using the straight-line method over the estimated useful lives of the depreciable assets, ranging from three to 20 years.

     Accelerated methods are generally used for income tax purposes.

  Intangible Assets

     Intangible assets are carried at cost and amortized using the straight line method over their legal or estimated useful lives. These lives range from 20 to 40 years for excess of costs over net assets of businesses acquired, 17 years for patents and three to five years for covenants not to compete. The Company's management assesses, at least quarterly, recorded balances of excess of costs over net assets of businesses acquired net of accumulated amortization for impairment in light of historic and projected operating trends and profitability, new product development and strategic direction of the Company.

  Restricted Cash

     At December 31, 1996 and 1995, cash and cash equivalents include restricted balances of $0.3 million and $0.6 million, respectively. The balances are restricted for the guarantee of indebtedness of a subsidiary and for the payment of claims, expenses and premiums under certain insurance policies. Any unused balances are refundable to the Company.

  Foreign Currency Translation

     The assets and liabilities of the Company's foreign affiliates are translated at year-end exchange rates, while income and expenses are translated at average rates during the year. Translation adjustments are recorded as a separate component of stockholders' equity.

  Income Taxes

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company does not provide deferred income taxes on undistributed earnings of equity affiliates because such earnings are considered to be permanently reinvested. The amount of deferred income taxes not provided is immaterial.

  Earnings (Loss) per Common Share of Stock

     Primary and fully diluted earnings (loss) per common share are based on the weighted average number of shares outstanding during the year after consideration of the dilutive effect of stock options reflected under the treasury stock method. Fully diluted earnings per share are not presented because such amounts would be similar to amounts computed for primary earnings per share.

  Preferred Stock

     The Company can issue up to 2,000,000 shares of preferred stock with a par value of $1.00 per share, none of which are issued or outstanding. The Company's Board of Directors is authorized to divide the preferred stock into series and to fix and determine the relative rights and preferences of each series.

                        SERV-TECH, INC. AND SUBSIDIARIES

  Concentration of Credit Risk

     The Company provides specialized turnaround maintenance, electrical and instrumentation, and environmental services, primarily to the hydrocarbon (petroleum and natural gas related products) processing and production industries principally in the United States. The Company performs ongoing credit evaluations of its customers' financial condition. Although generally no collateral is required from its customers, the Company may place liens against the property constructed or serviced if payment default occurs. The Company maintains reserves for potential losses and such losses have been within management's expectations. See Note 3 regarding the Finchaa project. Excess cash is invested principally in tax-free municipal bond funds consisting of securities of municipalities with strong credit ratings. These investments generally mature within three months and, therefore, bear minimal risk. The Company has not experienced any losses on these type of short-term investments.

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Impact of Recently Issued Accounting Standards

     During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes indicate the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 had no effect on the consolidated financial statement for the year ended December 31, 1996.

     SFAS No. 123 "Accounting for Stock Based Compensation" was issued in October 1995. SFAS No. 123 defines a fair value based method of accounting for employee stock options. Under this fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period; however, SFAS No. 123 allows an entity to continue to measure compensation cost in accordance with Accounting Principal Board Statement No. 25 ("APB 25"). The Company will continue to account for stock option grants in accordance with APB 25, and recognizes no compensation expense for stock options granted. Accordingly, the Company has adopted the disclosure-only provisions of SFAS No. 123, see Note 10.

  Reclassifications

     Certain reclassifications have been made in order to conform to current year presentation with no effect on net income (loss).

                        SERV-TECH, INC. AND SUBSIDIARIES

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

     Additional information regarding certain balance sheet accounts at December 31, 1996 and 1995 is presented below:

                                                               1996           1995
                                                            -----------    -----------
Accounts receivable:
  Contracts...............................................  $23,565,801    $32,741,509
  Income taxes............................................      220,879             --
  Other...................................................      520,560        954,848
                                                            -----------    -----------
                                                             24,307,240     33,696,357
  Less allowance for doubtful accounts....................     (904,298)    (1,755,230)
                                                            -----------    -----------
                                                            $23,402,942    $31,941,127
                                                            ===========    ===========

     Bad debt expense was approximately $0.2 million, $1.1 million and $0.9 million for the years ended December 31, 1996, 1995, and 1994, respectively.

                                                               1996           1995
                                                            -----------    -----------
Property, plant and equipment, at cost:
  Land and improvements...................................  $ 1,303,646    $ 1,303,646
  Buildings and improvements..............................    5,219,509      5,065,445
  Operating machinery and equipment.......................   33,632,149     35,631,879
  Furniture and office equipment..........................    6,363,635      5,026,875
                                                            -----------    -----------
                                                             46,518,939     47,027,845
  Less accumulated depreciation...........................  (20,387,080)   (17,579,372)
                                                            -----------    -----------
                                                             26,131,859     29,448,473
  Construction-in-progress................................      143,167        574,038
                                                            -----------    -----------
                                                            $26,275,026    $30,022,511
                                                            ===========    ===========

     Depreciation expense was approximately $5.0 million, $5.2 million and $4.4 million for the years ended December 31, 1996, 1995, and 1994, respectively.

                                                               1996           1995
                                                            -----------    -----------
Intangible assets:
  Patents (net of accumulated amortization of $586,686 and
     $468,977 at December 31, 1996 and 1995,
     respectively)........................................  $ 1,268,314    $ 1,118,430
  Covenants not to compete (net of accumulated
     amortization of $2,125,000 and $1,712,510 at December
     31, 1996 and 1995, respectively).....................      535,893        948,383
  Excess of costs over net assets of businesses acquired
     (net of accumulated amortization of $1,444,498 and
     $977,001 at December 31, 1996 and 1995,
     respectively)........................................   12,384,876     12,681,275
                                                            -----------    -----------
                                                            $14,189,083    $14,748,088
                                                            ===========    ===========

     Amortization expense was approximately $1.0 million, for each of the years ended December 31, 1996, 1995 and 1994.

                        SERV-TECH, INC. AND SUBSIDIARIES

                                                               1996           1995
                                                            -----------    -----------
Accrued liabilities:
  Wages and payroll taxes.................................  $ 2,482,899    $ 2,493,105
  Insurance...............................................    5,443,798      7,433,850
  Other...................................................    4,745,555      3,618,853
                                                            -----------    -----------
                                                            $12,672,252    $13,545,808
                                                            ===========    ===========

3. DISCONTINUED OPERATIONS

     In July 1996, the Company announced its intent to discontinue its engineering, procurement and construction ("EPC") operations. The EPC operations provided a full range of engineering consultation and project management services primarily to the refining, petrochemical and food processing industries. The discontinued EPC operations consisted of, (i) several domestic EPC projects (which have now been completed), (ii) F.C. Schaffer and Associates which includes the Finchaa Sugar Factory project as well as a consulting engineering practice, (iii) a construction company in Orange, Texas (which has been closed and substantially all remaining assets have been sold) and (iv) engineering operations in Lake Charles and New Orleans, Louisiana (which have been sold).

     The 1996 net loss from discontinued operations of $10.3 million (net of income tax benefit of $4.4 million), or $1.54 per share, included a $9.7 million ($6.6 million, or $0.99 per share, on an after-tax basis) charge primarily for the write-down of the profitability on several domestic EPC projects and the Finchaa Sugar Factory project. The Finchaa project was written down to a $4.5 million loss ($2.9 million, or $0.43 per share, on an after-tax basis) during the fourth quarter of 1996. Excluding the effects of this charge, the net loss from discontinued operations was $3.7 million, or $0.55 per share for 1996 compared to net income of $2.8 million (net of income tax expense of $0.7 million), or $0.42 per share for 1995 and net income of $0.5 million (net of income tax expense of $0.1 million), or $0.08 per share for 1994.

     Additionally, in conjunction with the decision to discontinue the EPC operations, the Company recorded a $4.3 million (net of income tax benefit of $1.0 million), or $0.64 per share, estimated loss on disposal of the EPC operations for the estimated loss on sale and disposal of certain EPC divisions and the related write-off of goodwill. The estimated loss on disposal of the EPC operations includes $0.3 million, or $0.05 per share, estimated losses during phase-out period.

     Net current assets from discontinued operations at December 31, 1996 consisted primarily of working capital associated with the Finchaa project and the consulting engineering practice of F.C. Schaffer and Associates. Net non-current assets from discontinued operations consisted primarily of property and equipment, net of a note payable of $0.7 million.

     Revenues generated by the discontinued EPC operations for 1996, 1995 and 1994 were $70.3 million, $84.7 million and $13.3 million, respectively. 1996 and 1995 revenues included $38.9 million and $32.8 million related to the Finchaa Sugar Factory Project, respectively.

  Finchaa Sugar Factory Project

     During the first quarter of 1995, F. C. Schaffer & Associates ("Schaffer"), a subsidiary of the Company, secured an $83 million contract to engineer, design, procure and construct a 4,000 metric ton cane-per-day sugar factory and 45,000 liter-per-day ethanol plant in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997 followed by a twelve month warranty and training period. In conjunction with the effectiveness of the contract, the Company received an advance payment equal to 20% of the contract value. The Company has issued letters of credit to support performance and the 20% advance payment. At December 31, 1996, letters of credit of $6.3 million were outstanding to support the unrecovered portion of the advance payment and $8.3 million to support project

                        SERV-TECH, INC. AND SUBSIDIARIES
performance guarantees, see Note 5. Contractual payment amounts to Schaffer are supported by a revolving letter of credit to be issued by the Ethiopian government via the African Development Bank.

     As of December 31, 1996, the Finchaa project was approximately 80% complete.

4. ACQUISITIONS

  ST Piping

     Effective May 18, 1995, the Company acquired an additional 20% of the outstanding common stock of its specialty welding subsidiary, ST Piping, Inc., from the minority shareholders of that company. Consideration for the purchase consisted of $0.6 million cash and 180,000 shares of Company common stock with a fair market value of approximately $1.4 million (total consideration of $2.0 million). ST Piping, Inc. was formed in January, 1991, between the Company (70% owner) and the Management Group of that company. This transaction now brings the Company ownership to 90%. The purchase price and expenses associated with the acquisition exceeded the fair value of net assets by approximately $1.2 million and is included in intangible assets. The Company's consolidated financial statements have included the results of operations of ST Piping, Inc. since January 1, 1991. Pro forma results were not material to the Company's financial position or results of operations.

  Hartney

     Effective June 14, 1994, the Company acquired all of the outstanding common stock of Hartney Industrial Services Corporation ("Hartney"), a Houston, Texas, company, in exchange for 450,000 shares of Company common stock with a fair market value of $3.7 million. In addition, the Company paid $0.5 million in cash for non-competition and confidentiality agreements entered into with the selling shareholders. Pursuant to the terms of an earnout agreement, the Company may be required to pay additional amounts based on Hartney's pre-tax earnings through December 31, 1998. Amounts earned under the terms of the agreement will be recorded as excess of costs over net assets of businesses acquired. The purchase price and expenses associated with the acquisition exceeded the fair value of net assets by approximately $3.0 million.

     Hartney is a specialty contractor which provides refractory, acid-proofing and other corrosion prevention services to the petroleum refining, petrochemical, cement, power generation and waste incineration industries.

  Chemisolv

     Effective November 8, 1994, the Company acquired the remaining 50% interest in its affiliate Chemisolv Holdings, Inc. ("Chemisolv"), a specialty chemical treatment company with operations in the United Kingdom and the United States. The purchase price consisted primarily of 200,000 shares of Company common stock with a fair market value of $1.4 million. In addition, the Company paid $0.5 million for non-competition and confidentiality agreements entered into with the selling shareholders, consisting of $0.2 million cash and a $0.3 million note payable due January, 1995. The purchase price and expenses associated with the acquisition exceeded the fair value of net assets of the business acquired by approximately $1.8 million.

     Unaudited pro forma combined results, assuming the Hartney and Chemisolv acquisitions had occurred at January 1, 1994, are as follows:

                                                                 (IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
                                                             ----------------------
Revenues....................................................        $186,600
Net income (loss)...........................................          (8,869)
Earnings (loss) per share...................................        $  (1.37)

                        SERV-TECH, INC. AND SUBSIDIARIES

     The unaudited pro forma summary is not necessarily indicative either of results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented, or of future results of operations of the combined companies.

  SECO

     During 1994, the Company paid $800,000 to purchase all of the outstanding redeemable preferred stock of SECO held by a former shareholder of that company. Prior to July, 1994, annual cumulative dividends of $10 per share were paid monthly and included in minority interest in the statement of operations.

     All acquisitions have been accounted for using the purchase method; accordingly, the assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess purchase price and related expenses over the fair value of net assets acquired is included in "excess of costs over net assets of businesses acquired". Under the purchase method of accounting, the results of operations are included in the consolidated financial statements from their acquisition dates.

5. LONG-TERM DEBT

     In November 1996, the Company reached agreement with its lenders regarding the restructuring of its debt facilities including the: (i) $15.0 million notes held by four insurance companies (the "Notes"), (ii) revolving line of credit with two banks (the "Revolver"), and (iii) the letters of credit supporting performance and advance payment amounts related to the Finchaa Sugar Factory project totaling $14.6 million at December 31, 1996.

     Effective November 12, 1996, under the new agreements, the Notes accrue interest at a rate of 10.50% with 0.25% incremental increases each quarter beginning January 1, 1998, through December 31, 1998 (rate caps at 11.50% through maturity). The Notes are collateralized by substantially all assets of the Company. Monthly principal payments of $208,333 are payable beginning July 1997, through the June 2003 maturity date.

     The Revolver permits borrowings up to $26.5 million until April 30, 1997, when it decreases to $23.5 million, and further reduces to $19.5 million at June 30, 1997, until its scheduled December 31, 1997 maturity. Interest is payable monthly at a rate equivalent to either eurodollar plus 4.09% (at December 31, 1996 the adjusted rate was 9.59%) or prime plus 1.0% (9.25% at December 31,
1996). Borrowings under the Revolver are collateralized by substantially all assets of the Company. The Company pays a commitment fee of 0.25 percent on the unused portion. At December 31, 1996, working capital borrowings of $5.6 million were outstanding under the Revolver. Additionally, the Company has irrevocable letters of credit totaling $4.6 million outstanding, to guarantee certain of the Company's insurance programs and bid bonds, leaving total availability under the Revolver, at $16.3 million. Borrowings under the Revolver are also subject to a borrowing base computation, which is limited primarily to 75% of eligible accounts receivable, as defined.

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

     As a result of the fourth quarter 1996 net loss, the Company was in violation of various financial covenants. The Company received waivers from its lenders with respect to such covenant violations as well as waivers necessary to enter into the definitive merger agreement with Philip Environmental Inc. (See
Note 17).

                        SERV-TECH, INC. AND SUBSIDIARIES

     At December 31, 1996 and 1995, long-term debt consisted of the following:

                                                               1996           1995
                                                            -----------    -----------
The Notes.................................................  $15,000,000    $15,000,000
Other various notes payable...............................      422,269        377,730
                                                            -----------    -----------
                                                             15,422,269     15,377,730
Less current maturities...................................   (1,587,269)      (207,732)
                                                            -----------    -----------
                                                            $13,835,000    $15,169,998
                                                            ===========    ===========

     The aggregate maturities of long-term debt during the five years subsequent to December 31, 1996, are approximately $1.6 million, $2.6 million, $2.5 million, $2.5 million, and $2.5 million, respectively.

6. INCOME TAXES

     The components of the income tax provision (benefit) from continuing operations for the three years ended December 31, 1996, were as follows:

                                                  1996          1995          1994
                                                ---------    ----------    -----------
Federal:
  Current.....................................  $(303,000)   $1,430,000    $  (212,000)
  Deferred....................................    468,919      (753,240)    (1,396,548)
State:
  Current.....................................         --       345,000        350,000
  Deferred....................................     71,081      (129,760)      (205,452)
Foreign-current...............................         --            --         45,000
                                                ---------    ----------    -----------
                                                $ 237,000    $  892,000    $(1,419,000)
                                                =========    ==========    ===========

     The difference between the effective rate reflected in the income tax provision (benefit) and the statutory federal tax rate for the three years ended December 31, 1996, is analyzed as follows:

                                        1996                 1995                 1994
                                  -----------------    ----------------    -------------------
Amount computed using the
  statutory rate................  $(757,130)  (34.0)%  $ 40,149    34.0%   $(3,648,949)  (34.0)%
Losses of tax entities for which
  no tax benefit is
  recognized....................    617,572    27.7     177,000   150.0        181,217     1.7
Minority interest...............     34,664     1.6     141,245   119.6         88,504     0.8
State taxes, net of federal tax
  benefit.......................     71,081     3.2     227,452   192.6         10,418     0.1
Write down of certain equity
  investments and other
  intangibles...................         --      --          --      --        880,435     8.2
Nondeductible expenses..........    344,370    15.5     242,583   205.4        697,538     6.5
Other...........................    (73,557)   (3.3)     63,571    53.8        371,837     3.5
                                  ---------   -----    --------   -----    -----------   -----
                                  $ 237,000    10.6%   $892,000   755.4%   $(1,419,000)  (13.2)%
                                  =========   =====    ========   =====    ===========   =====

                        SERV-TECH, INC. AND SUBSIDIARIES

     The components of the net deferred income tax asset (liability) from continuing operations at December 31, 1996 and 1995, consisted of the following:

                                                               1996           1995
                                                            -----------    -----------
Current deferred tax assets:
  Difference in recognition of insurance claims...........  $   363,190    $ 2,630,595
  Difference in recognition of financial statement
     accruals.............................................    2,465,453      1,168,794
  Difference in recognition of allowance for doubtful
     accounts.............................................      417,805        733,372
                                                            -----------    -----------
  Total net current deferred tax asset....................    3,246,448      4,532,761
                                                            -----------    -----------
Noncurrent deferred tax liabilities:
  Property, plant and equipment basis and depreciation
     differences..........................................   (2,971,502)    (4,287,000)
  Differences in recognition of certain intangible
     assets...............................................      453,211       (719,320)
  Net operating loss carryforward.........................    2,924,408             --
  Alternative minimum tax credit carryforward.............      169,566             --
                                                            -----------    -----------
  Total noncurrent deferred tax assets (liabilities)......      575,683     (5,006,320)
  Less: Valuation allowance...............................   (1,530,000)            --
                                                            -----------    -----------
  Net noncurrent deferred tax liabilities.................     (954,317)    (5,006,320)
                                                            -----------    -----------
Net deferred tax asset (liability)........................  $ 2,292,131    $  (473,559)
                                                            ===========    ===========

     The Company recorded a valuation allowance for deferred tax assets in 1996 of $1,530,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize all deferred tax assets, the Company will need to generate future taxable income of approximately $8,600,000 prior to the expiration of the net operating loss carryforwards in 2011. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

7. RELATED PARTY TRANSACTION/TREASURY STOCK

     In August, 1995, Richard W. Krajicek retired as Chairman of the Company. Mr. Krajicek was subsequently retained by the Company under a five year consulting agreement. Mr. Krajicek, along with certain family members, owned 815,491 common shares of Company common stock. The Company has agreed to pay Mr. Krajicek an amount equal to the shortfall, if any, between the average sales price and $8.00 per share for up to 203,873 shares sold per year commencing on November 9, 1995, and ending on November 9, 1999 (the "Krajicek Agreement"). The average sales price, related to stock sold, shall be computed in arrears at the end of each twelve month period and shall be based on the highest priced 203,873 shares (or portion thereof) sold during such period.

     On October 1, 1995, the Company purchased 203,873 shares of Serv-Tech stock from Mr. Krajicek at the then fair market price of $8.00 per share, or a total of $1.6 million, leaving 611,618 shares subject to the Krajicek Agreement.

     The Company recently reached an agreement with Mr. Krajicek to defer, to no earlier than September 30, 1997 unless agreed by the Company, the cash obligation that may be due, if any, during the period

                        SERV-TECH, INC. AND SUBSIDIARIES
beginning November 9, 1996. Additionally, the cash obligation that may be due, if any, during the period beginning November 9, 1997 has been deferred to no earlier than February 1, 1998. Based upon the current level of the Serv-Tech stock price ($5.375 per share as of March 14, 1997), Mr. Krajicek would be due approximately $0.5 million (associated with the period beginning November 9, 1996), if the stock were sold pursuant to the terms of the Krajicek Agreement.

     See Note 8 for additional related party information regarding Mr. Krajicek.

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

9. SPECIAL CHARGE

     During the third quarter of 1994, management performed a comprehensive review of the Company's operating investment activities and structure. This review was performed in light of management's new strategy for growth, which focuses on operations that management believed would generate acceptable returns on investments and elimination of activities that did not meet this criteria. As a result of this review, the Company recorded a special charge of $12.2 million, which consisted of non-cash write-offs including goodwill and other intangibles ($3.5 million), equipment ($1.6 million), and investment in affiliates ($1.2 million). Additionally, the special charge included certain project-related reserves ($2.2 million) and accruals for employee-related and other costs ($3.7 million). The non-cash write-offs for goodwill and investments in affiliates were primarily a result of management's decision to de-emphasize certain domestic and foreign operations.

10. LONG-TERM INCENTIVE COMPENSATION, STOCK OPTIONS AND STOCK AWARD PLANS

     On May 18, 1995, the shareholders approved the 1995 Long-Term Incentive Plan ("Plan") administered solely by the Long-Term Incentive Plan Committee of the Board of Directors ("Committee"). The Plan permits the issuance of stock options, stock appreciation rights ("SARs"), restricted stock awards, performance grants and any other awards deemed consistent with the plan to key employees of the Company and certain other key individuals, who perform services for the Company. The Plan reserves 300,000 shares of Company common stock for distribution. Under the terms of the Plan, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the Committee, may not be less than 50 percent of the fair market value of the underlying common shares at the time the option is granted; however, in the case of incentive stock options issued to employees of the Company, the option price may not be less than the fair market value of a share on the date of grant.

     The Committee may grant SARs either alone, or in conjunction with stock options, performance grants or other awards. Upon exercise of such rights, the optionee surrenders the exercisable portion of the option in exchange for payment of the difference between the aggregate option price and the aggregate fair market value on the date of surrender. Payment may be in the form of cash and/or common stock valued at its fair market value on the date of surrender. SARs utilize the same shares reserved for issuance of options, and the exercise of a SAR or option automatically cancels the related option or SAR. SARs become exercisable and expire on the same dates as the related options. There were no SARs issued during 1996.

                        SERV-TECH, INC. AND SUBSIDIARIES

     Restricted stock awards are issuances of a given number of shares of Company common stock that are restricted as to the sale and transfer of the shares; participants are entitled to all rights of a shareholder. Restricted stock awards vest 20 percent on the date of grant with the remaining shares vesting within four years. The cost of the awards are charged to expense over the vesting period. During 1996, 64,800 restricted stock awards were granted under the Plan. Compensation expense associated with the vesting of stock awards was $0.1 million in 1996.

     Performance grants entitle a participant to receive specified awards, as determined by the Committee, if certain performance objectives are achieved during a specified period. There were no performance grants awarded under the plan during 1996.

     Prior to the Plan, the Company had two Incentive Stock Option Plans ("ISO Plans") that provided up to 920,000 shares of common stock to selected officers and key employees of the Company. Subject to various conditions, the outstanding options are exercisable for up to ten years at an option price not less than market price on the date the option is granted. In connection with the establishment of the Plan, the ISO Plans were amended to prohibit the grant of additional common stock options, thereby canceling the remaining shares of Company stock available for future awards, except for any options which become available by way of forfeiture of any presently outstanding options.

     The Company maintains a Director Stock Option Plan that provides up to 50,000 shares of common stock for issuance to certain non-employee directors of the Company. The stock options are exercisable for up to ten years, at an option price not less than the market price on the date the option is granted. The Company has nonqualified stock options, not granted pursuant to a shareholder approved plan, with certain key officers, directors, employees and consultants of the Company. The Agreements provide for the issuance of 378,000 shares of Company common stock at exercise prices ranging from $3.00 -- $7.75 and are exercisable, subject to various conditions, for various terms of up to ten years.

     The following table sets forth pertinent information regarding stock option transactions for each of the three years in the period ended December 31, 1996:

                                                             NUMBER       OPTION PRICE
                                                            OF SHARES      PER SHARE
                                                            ---------    --------------
Outstanding December 31, 1993.............................    772,750    2.500 - 12.375
  Granted.................................................    486,500    6.250 -  9.125
  Exercised...............................................    (43,800)   2.500 -  6.625
  Cancelled...............................................   (102,700)   6.625 - 12.375
                                                            ---------
  Outstanding December 31, 1994...........................  1,112,750    2.500 - 12.375
  Granted.................................................    256,400    5.625 -  8.750
  Exercised...............................................    (40,000)   7.250 -  8.625
  Cancelled...............................................   (263,000)   6.250 -  9.125
                                                            ---------
Outstanding December 31, 1995.............................  1,066,150    2.500 -  9.125
  Granted.................................................  1,026,900    3.000 -  6.813
  Cancelled...............................................   (985,650)   3.000 - 12.375
                                                            ---------
  Outstanding December 31, 1996...........................  1,107,400    3.000 -  9.125
                                                            =========
Exercisable as of December 31, 1996.......................    372,500    3.000 -  9.125
                                                            =========

     Included in the 1996 stock option cancellations and grants are 736,900 options which were exchanged, in October 1996, for options with a three-year vesting schedule and an option price of $3.00 per share (the then current market price of Serv-Tech stock). Of the 1,107,400 stock options outstanding at December 31, 1996,

                        SERV-TECH, INC. AND SUBSIDIARIES

731,900 have an option price of $3.00 per share. The remaining 375,500 stock options outstanding have option prices ranging from $5.625 to $9.125 per share.

     The Company had 461,800, 503,050, and 280,250, shares of Common Stock available for grant under existing stock option plans at December 31, 1996, 1995, and 1994, respectively.

     As discussed in Note 1, the Company has elected to continue to measure compensation cost related stock options in accordance with APB 25. However, if compensation costs were measured using the fair value of the stock options on the date of grant, during 1995 and 1996, in accordance with SFAS No. 123, the Company's net earnings (loss) would be as follows:

                                                    1996                          1995
                                        ----------------------------    -------------------------
                                        AS REPORTED       PROFORMA      AS REPORTED     PROFORMA
                                        ------------    ------------    -----------    ----------
Net earnings (loss)...................  $(17,132,607)   $(17,296,362)   $2,061,119     $1,986,346
Earnings (loss) per share.............  $      (2.55)   $      (2.58)   $     0.31     $     0.30

     The weighted average fair value of options granted in 1995 and 1996 were $3.74 and $2.11, respectively. The fair value of each option was determined using the Black-Scholes option valuation model with the following assumptions
(i) risk free interest rate of 6.46 percent, (ii) expected volatility of 49.27 percent, and (iii) expected option life of 6 years and (iv) no annualized dividend yield.

11. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims and disputes incidental to its business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

     At December 31, 1996, the Company had irrevocable letters of credit outstanding of approximately $19.8 million. The letters of credit were issued primarily to (i) guarantee certain of the Company's insurance programs amounting to $4.6 million, (ii) support Finchaa Sugar Factory Project procurement amounting to $0.6 million, (iii) $6.3 million to support the unrecovered portion of the Finchaa project advance payment and (iv) to support job performance guarantees on the Finchaa project amounting to $8.3 million.

  Operating Lease Commitments

     The Company has entered into operating leases for various types of equipment and for its building facilities. Most leases contain purchase and renewal options at fair market and rental values. Rental expense was approximately $2.5 million, $2.3 million, and $2.2 million for the years ended December 31, 1996, 1995, and 1994, respectively.

     The following is a schedule of minimum rental commitments under noncancelable operating leases. Minimum lease payments have not been reduced by minimum sublease rentals of $2,258,000 due in the future.

YEARS ENDING DECEMBER 31,
-------------------------
         1997..................................................  $2,678,000
         1998..................................................   1,858,000
         1999..................................................   1,382,000
         2000..................................................     980,000
         2001..................................................     842,000
         Thereafter............................................   3,615,000

                        SERV-TECH, INC. AND SUBSIDIARIES

INSURANCE

     The Company maintains a comprehensive property and casualty risk management program including worker's compensation insurance for its employees and other coverages for normal business risks. In many cases, the Company is responsible for the payment of incurred claims up to specified individual and aggregate limits, over which a third party insurer is contractually liable for any additional payment of such claims. Accordingly, the Company bears certain economic risks related to these coverages. The Company records an accrual equal to the estimated costs expected to result from incurred claims plus an estimate of claims incurred but not reported based on the best available information. However, the nature of these claims is such that actual development of the claims may vary significantly from the estimated accruals. All changes in the accrual estimates are accounted for on a prospective basis and could have a significant impact on the Company's financial position or results of operations.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable and payable, accrued liabilities and the Revolving Note are considered to approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt is estimated to approximate fair value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     In the normal course of business, the Company issues letters of credits and other guarantees which are not reflected in the consolidated balance sheet. In the past no significant claims have been made against these financial instruments and management expects no material losses to occur.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the three years ended December 31, 1996, for interest and income taxes was as follows:

                                                    1996          1995          1994
                                                 ----------    ----------    ----------
Interest.......................................  $2,337,433    $1,960,000    $1,432,000
Income taxes...................................     980,348     1,681,000     2,738,000

     The following non-cash transactions have been excluded from the consolidated statement of cash flows for the three years ended December 31, 1996:

                                                    1996         1995          1994
                                                  --------    ----------    ----------
Translation adjustments of equity investments...  $ 20,477    $   66,943    $  111,531
Common stock issued in connection with certain
  acquisitions..................................   280,000     1,643,750     5,087,500
Treasury stock transferred to the Company 401(k)
  plan..........................................   823,797        84,127            --
Acquisition of property, plant, and equipment in
  settlement of certain receivables.............        --            --       536,000
Additional compensation earned under the terms
  of an earn-out agreement......................        --       410,000            --

                        SERV-TECH, INC. AND SUBSIDIARIES

     Components of cash used for acquisitions as reflected in the Consolidated Statement of Cash Flows for the three years in the period ended December 31, 1996, are summarized as follows:

                                                              1995            1994
                                                           -----------    ------------
Fair value of current assets, net of cash acquired.......  $   623,917    $ 11,049,660
Fair value of noncurrent assets, excluding intangibles...    1,135,797       5,511,264
Intangible assets*.......................................      338,314       2,047,207
Liabilities assumed or incurred..........................   (1,472,514)    (16,292,081)
                                                           -----------    ------------
                                                           $   625,514    $  2,316,050
                                                           ===========    ============

---------------

* Net of approximately $1.5 million in 1995 and $5.1 million in 1994 non-cash consideration.

14. DEFINED CONTRIBUTION PLANS

     The Company maintains a defined contribution 401(k) plan for its permanent employees. Under the plan, eligible employees may contribute amounts through payroll deductions for investment in various funds established by the plan. The Company matches 50% of a participant's voluntary contribution up to a maximum of 6% of a participant's compensation in Company common stock. The costs of the plan were $0.7 million, $0.7 million, and $0.6 million in 1996, 1995, and 1994, respectively. The Company recently amended its 401(k) plan, effective, April 1, 1997, to replace the Company matching contribution with a discretionary profit sharing contribution determined by the Company's Board of Directors on an annual basis (in arrears).

15. BUSINESS SEGMENT AND MAJOR CUSTOMERS

     The Company's operations include three primary business segments: (i) Specialty Services, (ii) SECO Industries ("SECO") and (iii) Environmental and Performance Chemicals ("Environmental"). Specialty Services provides specialized turnaround maintenance, welding, boiler repair and refractory services primarily to the refining, petrochemical, power, paper and cement industries. SECO installs electrical and instrumentation systems for offshore production platforms, refineries, petrochemical processing plants and food processing plants. Environmental includes tank cleaning, decontamination services and the Company's specialty chemical company, Chemisolv. The operations and assets of Chemisolv have been included from the date of acquisition, November 1994 (See
Note 4).

     Operating profit (loss) is defined as total revenue less direct and operating expenses. Identifiable assets are those assets directly identifiable with operations in each segment. Corporate and Other consist primarily of cash and cash equivalents, certain receivables and the corporate facilities.

                        SERV-TECH, INC. AND SUBSIDIARIES

     Summarized financial information by business segment for each of the three years ended December 31, 1996, is set forth below.

                                                          ENVIRONMENTAL
                                  SPECIALTY               & PERFORMANCE     CORPORATE
                                  SERVICES       SECO       CHEMICALS        & OTHER      CONSOLIDATED
                                  ---------     -------   -------------     ---------     ------------
1996
  Revenues for customers........  $ 78,858      $47,232      $16,296         $    --        $142,386
  Intersegment revenues.........       109        2,746           --          (2,855)(1)          --
                                  --------      -------      -------         -------        --------
  Total revenues................    78,967       49,978       16,296          (2,855)        142,386
                                  --------      -------      -------         -------        --------
  Operating profit (loss).......        47(2)     3,524       (1,442)(3)      (7,989)(4)      (5,860)
  Identifiable assets...........    36,418       13,557       13,343          12,428          75,746
  Depreciation and
     amortization...............     2,733          798        1,642             832           6,005
  Capital expenditures..........       998           56          884              89           2,027
1995
  Revenues for customers........  $130,103      $49,573      $15,155         $    --        $194,831
  Intersegment revenues.........     1,755        2,620        1,284          (5,659)(1)          --
                                  --------      -------      -------         -------        --------
  Total revenues................   131,858       52,193       16,439          (5,659)        194,831
                                  --------      -------      -------         -------        --------
  Operating profit (loss).......     4,658        3,699          230          (6,245)          2,342
  Identifiable assets...........    42,131       24,180       11,039          11,048          88,398
  Depreciation and
     amortization...............     3,238          935        1,528             460           6,161
  Capital expenditures..........     1,716          246        1,588           1,894           5,444
1994
  Revenues for customers........  $113,541      $45,547      $ 8,624         $   122        $167,834
  Intersegment revenues.........        --        3,895           --          (3,895)(1)          --
                                  --------      -------      -------         -------        --------
  Total revenues................   113,541       49,442        8,624          (3,773)        167,834
                                  --------      -------      -------         -------        --------
  Special Charge(5).............    10,599           --           --           1,626          12,225
  Operating profit (loss).......    (4,935)       3,380         (219)         (7,548)         (9,322)
  Identifiable assets...........    47,786       19,970        5,964          13,314          87,034
  Depreciation and
     amortization...............     3,060          920          680             720           5,380
  Capital expenditures..........     3,311          643          648             228           4,830

---------------

(1) Elimination of intersegment revenue.

(2) Includes a $1.4 million pre-tax charge for the impairment of certain obsolete equipment and the write-off of an uncollectible receivable.

(3) Includes a $0.7 million pre-tax second quarter charge for the write-off of certain tank cleaning equipment that will not be used in the future operations of the Company.

(4) Includes a second quarter pre-tax charge of $1.3 million primarily related to severance costs, consulting and professional fees.

(5) Includes a $12.2 million pre-tax special charge. See Note 9 for additional information.

     Significant sales to individual customers shown as a percentage of total revenues were 15% in 1996, 14% in 1995, and 29% in 1994.

                        SERV-TECH, INC. AND SUBSIDIARIES

16. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                                     QUARTER
                                                    ------------------------------------------
                                                     FIRST     SECOND       THIRD      FOURTH
                                                    -------   --------     -------     -------
                                                       IN THOUSANDS, EXCEPT PER SHARE DATA
1996
  Revenues........................................  $33,314   $ 38,471     $34,375     $36,226
  Gross profit....................................    7,500      7,719       7,196       7,508
  Net income (loss) from continuing operations....      199     (3,327)(a)   3,174(b)   (2,510)
  Income (loss) from discontinued operations, net
     of income taxes(c)...........................   (1,229)   (10,505)         --      (2,935)(d)
  Net income (loss)...............................   (1,030)   (13,832)      3,174      (5,445)
  Earnings (loss) per share from continuing
     operations...................................     0.03      (0.50)       0.47       (0.37)
  Earnings (loss) per share from discontinued
     operations...................................    (0.18)     (1.57)         --       (0.43)
  Net income (loss) per share.....................    (0.15)     (2.07)       0.47       (0.80)

                                                                     QUARTER
                                                    ------------------------------------------
                                                     FIRST     SECOND       THIRD      FOURTH
                                                    -------   --------     -------     -------
1995
  Revenues........................................  $60,324   $ 45,877     $30,017     $58,613
  Gross profit....................................   10,817      8,307       6,048      11,520
  Net income (loss) from continuing operations....      836       (252)     (1,648)        290
  Income (loss) from discontinued operations, net
     of income taxes..............................      682        919         333         901
  Net income (loss)...............................    1,517        666      (1,314)      1,192
  Earnings (loss) per share from continuing
     operations...................................     0.12      (0.04)      (0.24)       0.04
  Earnings (loss) per share from discontinued
     operations...................................     0.10       0.14        0.05        0.13
  Net income (loss) per share.....................     0.23       0.10       (0.19)       0.18

---------------

(a) Includes a $3.5 million pre-tax (or $2.3 million after-tax) charge for the impairment of certain equipment, an uncollectible receivable, and severance related costs.

(b) Includes a $5.8 million pre-tax (or $3.9 million after-tax) Stewart & Stevenson settlement. See Note 8 for additional information.

(c) See Note 3 for a discussion of the discontinued EPC operations.

(d) Increase in loss from discontinued operations related to an additional Finchaa project write-down, see Note 3.

17. SUBSEQUENT EVENT

     On March 5, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among Philip Environmental Inc. an Ontario, Canada corporation, ("Philip"), Taro Aggregates, Ltd., an Ontario, Canada corporation and wholly-owned subsidiary of Philip ("Taro"), ST Acquisition Corporation, a Texas corporation and wholly-owned subsidiary of Taro ("Sub"), and the Company. Pursuant to the Merger Agreement, Sub will be merged with and into the Company, and the Company will become a wholly-owned subsidiary of Taro and an indirect, wholly-owned subsidiary of Philip.

     Under the terms of the Merger Agreement, each share of the Company's Common Stock, par value $.50 per share ("Company Common Stock") will be exchanged for
0.403 share of Philip common stock, no par

                        SERV-TECH, INC. AND SUBSIDIARIES
value ("Philip Common Stock") (except for shares held by persons who perfect and exercise dissenters' rights under Texas law), provided that Philip will pay cash in lieu of any fractional shares of Philip Common Stock to which holders of Company Common Stock would otherwise be entitled. Based upon the closing price of Philip Common Stock on March 5, 1997, each share of Company Common Stock is valued at $6.60 per share. In aggregate, the transaction is valued at approximately $72.0 million, including the assumption of approximately $21.0 million of Company indebtedness. The transaction is subject to regulatory and shareholder approvals, and is expected to close by June 30, 1997.

     Philip is a fully integrated, resource recovery and industrial services company providing metals processing and mill services, solid and liquid by-products recovery and industrial and remediation services to all major industry sectors. Philip Common Stock trades on the New York Stock Exchange.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Serv-Tech, Inc.:

     We have audited the accompanying consolidated balance sheets of Serv-Tech, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Serv-Tech, Inc. and Subsidiaries, for the year ended December 31, 1994, were audited by other auditors whose report thereon dated February 17, 1995, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Serv-Tech, Inc. and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Houston, Texas
February 26, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information as of March 14, 1997, with respect to each of the members of the Board of Directors and Executive Officers, including the business experience of each during at least the past 5 years and the age of each on March 14, 1997.

     Robert J. Cresci, 53, has been a Director of the Company since November, 1984, Chairman of the Board since August, 1995, and President and Chief Executive Officer since May, 1996. Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since September, 1990. Mr. Cresci currently serves on the boards of Bridgeport Machines, Inc., EIS International, Inc., Sepracor, Inc., Vestro Natural Foods, Inc., Olympic Financial, Ltd., GeoWaste, Inc., Hitox, Inc., Natures Elements, Inc., Garnet Resources Corporation, HarCor Energy, Inc., Meris Laboratories, Inc., Film Roman, Inc., Educational Medical, Inc. and several private companies.

     D.D. (Del) Hock, 62, was appointed a Director of the Company by the Board of Directors in January, 1996. Mr. Hock is the retired Chairman and Chief Executive Officer of Public Service Company of Colorado, an investor-owned electric, natural gas, and thermal energy utility. He began his career with Public Service Company in 1962 and held numerous positions in the Company, including Vice President of accounting, Senior Vice President of utility services, President, Chief Operating Officer, and Chief Executive Officer. Mr. Hock serves on the board of numerous charitable and power industry organizations, including Edison Electric Institute, Electric Power Research Institute, The Western Energy Supply and Transmission (WEST) Associates, and the Association of Edison Illuminating Companies. He is also a director of Hathaway Corporation and American Century Investments.

     Mike M. Mustafoglu, 46, has been a Director of the Company since May, 1995. Since 1991, he has served as President of TransGlobal Financial Corporation, a merchant banking and financial advisory firm. Between 1984 and June, 1996, he served in executive capacities with the Oxbow Group of companies as President of Oxbow Energy, Oxbow Hydrocarbons and Oxbow Petroleum, and, between 1992 and 1995, has served as a Director and co-founder of ECO(2), Inc., a NASDAQ listed recycling company. From 1977 to 1984, Mr. Mustafoglu was Vice President Finance of Getty Oil Canada, owned by Getty Oil Company, an integrated natural resources company, and from 1974 to 1977, he was an Exploration Geophysicist for Shell Oil Company, an integrated petroleum company. In addition, he is a former member of the Board of Directors of National Petroleum Refiners Association; Independent Petroleum Association of America and the Economic Council of Palm Beach County.

     John B. O'Brien, 54, was elected a Director of the Company in May, 1993. He has served as President of Baker & O'Brien, Inc., a Dallas, Texas based engineering consulting firm serving the oil, gas and related industries, since January, 1993. From 1987 through 1992, Mr. O'Brien was Vice President and a director of Muse, Stancil & Co., an energy consulting firm. He has been involved in the domestic and international petroleum refining industry for more than 30 years, first as a chemical engineer with Caltex Petroleum Corporation and later as a consultant.

     James M. Piette, 72, was appointed a Director of the Company by the Board of Directors in January, 1995. Mr. Piette is the retired Vice Chairman, of Union Camp Corp., a paper, chemical, and wood products company, where he served from 1951 to 1991 as a director, Senior Executive Vice President and Vice Chairman. Mr. Piette also serves on the Boards of Union Mission and Savannah Electric and Power Company, and is a Fellow and member of the Technical Association of the Pulp and Paper Industry (TAPPI). In addition, Mr. Piette is a member of several vocational, community and charitable organizations.

     Frank A. Perrone, 51, has been a Director of the Company since May, 1996, and has served as Vice President, General Counsel and Corporate Secretary since November, 1994. Mr. Perrone was the Senior Corporate Counsel, Southern District of Jacobs Engineering Group Inc. from August, 1994 to November, 1994. He was Vice President, General Counsel and Corporate Secretary of CRSS Inc. from 1983 to July, 1994. He served as General Attorney for Dresser Industries, Inc. from 1977 to 1982 and as an Assistant District Attorney for Harris County, Texas from 1973 to 1977.

     David P. Tusa, 36, has been Senior Vice President, Finance and Administration since August, 1994. Mr. Tusa previously held positions of Vice President, Controller of National Convenience Stores and Corporate Controller of CRSS Inc. since April, 1990. Prior to this Mr. Tusa was with the public accounting and consulting firm of KPMG Peat Marwick since January 1983, and most recently as a Senior Manager. He holds a B.B.A. in Accounting from the University of Houston and is a Certified Public Accountant.

     Dale W. Wilhelm, 34, has been Corporate Controller since September, 1994. Mr. Wilhelm previously held the position of Assistant Corporate Controller of CRSS Inc. since May, 1990. Prior to this Mr. Wilhelm was with the public accounting and consulting firm of KPMG Peat Marwick since September 1995, and most recently as an Audit Manager. He holds a B.B.A. in Accounting from the University of Texas at Austin and is a Certified Public Accountant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of such forms and any amendments thereto furnished to the Company during the period January 1, 1996, to December 31, 1996, and on written representations of certain Reporting Persons that no Forms 5 were required for those persons, the Company believes there were no known failures to file or unreported transactions by Reporting Persons.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth all compensation paid by the Company in 1996 to the Chief Executive Officer and to each of the four most highly compensated executive officers of the Company whose compensation exceeded $100,000 ("Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM COMPENSATION
                                                                            ----------------------------------
                                                                                    AWARDS             PAYOUTS
                                            ANNUAL COMPENSATION             -----------------------    -------
                                    ------------------------------------    RESTRICTED   SECURITIES
                                                          OTHER ANNUAL        STOCK      UNDERLYING     LTIP        ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY      BONUS   COMPENSATION(1)    AWARDS(2)    OPTIONS(3)    PAYOUTS   COMPENSATION(4)
---------------------------  ----   --------    -------  ---------------    ----------   ----------    -------   ---------------
Robert J. Cresci(5),.......  1996          0          0     $103,650               0       86,900(6)      0               --
  Chairman of the Board,     1995          0          0     $ 37,500               0       10,900(6)      0               --
  President and Chief        1994          0          0     $  5,000               0            0         0               --
  Executive Officer
Richard L. Daerr(5),.......  1996   $ 99,836(7)       0     $  7,900(7)            0       20,000         0         $465,837(12)
  Former President and       1995   $200,000          0     $ 11,856               0            0         0         $  2,058
  Chief Executive Officer    1994   $ 63,030    $40,000     $ 13,000               0      180,000         0               --
Larry A. Talbert(5),.......  1996   $ 54,754(8)       0     $  3,216(8)      $19,500            0         0         $404,738(13)
  Former President,          1995   $138,145    $40,000     $ 15,772               0            0         0         $ 20,749
  Serv-Tech EPC, Inc.        1994   $125,525    $25,000     $  1,044               0       75,000         0         $  3,238
David P. Tusa(5),..........  1996   $140,000    $50,000     $ 10,248         $12,188       75,000(9)      0         $  5,111
  Senior Vice President,     1995   $132,000    $25,000     $ 11,736               0       10,000(9)      0         $  1,193
  Finance & Administration   1994   $ 40,392    $25,000     $  3,274               0       50,000(9)      0         $    132
Frank A. Perrone(5),.......  1996   $122,000    $20,000     $  8,616         $12,188       50,000(10)     0         $  4,410
  Vice President, General    1995   $115,000    $15,000     $ 10,056               0            0         0         $    320
  Counsel and Corporate      1994   $ 16,668    $ 7,500     $  1,119               0       35,000(10)     0         $     29
  Secretary
Dale W. Wilhelm(5).........  1996   $ 83,000    $32,500     $  8,616         $ 3,047       15,000(11)     0         $    204
  Corporate Controller       1995   $ 79,000    $ 7,500     $ 10,056               0            0         0         $    226
                             1994   $ 24,148    $ 7,500     $  3,364               0       15,000(11)     0         $     50

---------------

 (1) "Other Annual Compensation" includes amounts paid as auto allowances and company paid insurance of $10,248 for Mr. Tusa, and $8,616 for Mr. Perrone and Mr. Wilhelm. Also includes $90,000 in Retainer Fees and $13,650 in Board and Committee Meeting Fees for Mr. Cresci.

 (2) Includes the number and value of restricted (unvested) shares held by the Named Executives as of December 31, 1996, as follows: Mr. Talbert 6,000 shares and $14,625, Mr. Tusa 3,000 shares and $7,313, Mr. Perrone 3,000 shares and $7,313, and Mr. Wilhelm 750 shares and $1,828, respectively. Under the Securities and Exchange Commission rules on executive compensation disclosure, all restricted stock was valued using the average of the high and low prices of the Company's unrestricted Common Stock on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") as of December 31, 1996, which was $2.4375.

 (3) On October 1, 1996, the Compensation Committee approved an exchange of outstanding options held by current directors and active employees for options with an exercise price of $3.00 per share and a 3 year vesting schedule (see Serv-Tech, Inc. Compensation Committee Report On Executive Compensation -- Compensation Program Components).

 (4) "All Other Compensation" includes Company matching contributions to the Company's 401(k) Plan and the premiums paid on life insurance policies in excess of $50,000 under the Group Life Insurance Plan. Under the Company's 401(k) Plan, each eligible employee may elect to contribute up to 20% of his or her salary and to have such deferred amounts invested in the plan. The Company contributes $.50 (in Company common stock) for every $1.00 contributed by a participant, limited to 6% of the salary of such participating employee.

 (5) Mr. Cresci has been a Director of the Company since November, 1984, and Chairman of the Board since August, 1995, and President and Chief Executive Officer since May, 1996. Mr. Daerr joined the

     Company in August, 1994 and served as President and Chief Executive Officer from October, 1994 to May 23, 1996. Mr. Talbert served as Executive Vice President, Operations from August 9, 1995, until January 29, 1996. Mr. Tusa joined the Company in August, 1994 and became an executive officer of the Company in October, 1994. Mr. Perrone joined and became an executive officer of the Company in November, 1994. Mr. Wilhelm joined and became an executive officer of the Company in September, 1994.

 (6) Includes 30,900 share options previously granted and outstanding, including the 10,900 share options originally granted in 1995, which were subsequently exchanged for a like number of new share options granted on October 1, 1996, at an exercise price of $3.00 per share. See footnotes (1) and (2) of the table entitled "Option Grants In Last Fiscal Year".

 (7) "Salary" includes $99,836 from January, 1996 to May 23, 1996. "Other Annual Compensation" includes $2,400 auto allowance and $5,500 company paid insurance.

 (8) "Salary" includes $18,251 for January, 1996. "Other Annual Compensation" includes $3,216 company paid insurance.

 (9) Includes 60,000 share options originally granted in 1994 and 1995 that were subsequently exchanged for a like number of new share options granted on October 1, 1996, at an exercise price of $3.00 per share vesting over 3 years. See footnotes (1) and (3) of the table entitled "Option Grants In Last Fiscal Year".

(10) Includes 35,000 share options originally granted in 1994 that were subsequently exchanged for a like number of new share options granted on October 1, 1996, at an exercise price of $3.00 per share vesting over 3 years. See footnotes (1) and (4) of the table entitled "Option Grants In Last Fiscal Year".

(11) Includes 15,000 share options originally granted in 1994 that were subsequently exchanged for a like number of new share options granted on October 1, 1996, at an exercise price of $3.00 per share vesting over 3 years. See footnotes (1) and (5) of the table entitled "Options Grants In Last Fiscal Year".

(12) "All Other Compensation" includes a $440,000 separation payment and $21,600 auto allowance (2 years allowance) pursuant to Mr. Daerr's Employment Agreement in conjunction with the termination of his employment on May 23, 1996.

(13) "All Other Compensation" includes a $440,503 separation payment pursuant to Mr. Talbert's Employment Agreement in conjunction with the termination of his employment on January 29, 1996.

     Employment Agreements. On August 29, 1994, and November 10, 1994, the Company entered into employment agreements with Messrs. David P. Tusa, Senior Vice President, Finance & Administration and Frank A. Perrone, Vice President, General Counsel and Corporate Secretary, respectively. These agreements are for 3 year rolling terms and provide that in the event of termination of employment, the executive will receive as a lump sum his annual base salary plus employee benefits up to 1 year after such termination, except that in the event of a termination within 3 years of a Change in Control of the Company, as defined in the agreement, Messrs. Tusa and Perrone would receive 18 months base salary and benefits. The agreements further require that the executive not engage as an officer, employee or otherwise in providing turnaround services for a competitor of the Company for 1 year after termination by the executive of his employment with the Company.

     The Company has agreed to provide certain supplemental benefits to Dale W. Wilhelm, Corporate Controller. Specifically, if Mr. Wilhelm's employment is terminated either by the Company, without cause or by resignation of Mr. Wilhelm prior to reaching the age of 64 1/2, the Company will pay Mr. Wilhelm a lump sum severance payment equal to 12 months of his salary (plus car allowance) at the time of such termination or resignation. In addition, Mr. Wilhelm will be entitled to retain certain benefits (group health, dental and car allowance) on the then current terms and cost for the 12 months subsequent to such termination or resignation, unless Mr. Wilhelm becomes eligible for such benefits from a subsequent employer.

     Directors' Fees and Options. The Company paid non-Chairman directors who are not employees of the Company at an annual rate of $12,000. The Company paid the Chairman of the Board at an annual rate of $75,000 until May 23, 1996, at which time the annual rate was increased to $100,000 when the Chairman also assumed the position of Company President and Chief Executive Officer. The Company also paid $1,000 for each Board meeting attended and $800 for each Committee meeting attended by non-employee directors and reimburses their expenses incurred in attending Board and Committee meetings. Additionally, each newly elected Board member receives a non-qualified stock option for 5,000 shares vesting over 5 years, and each re-elected Board member receives a non-qualified stock option for 1,000 fully vested shares.

     Option Grants. The following table sets forth the individual grants of stock options made by the Company during 1996 to the Named Executives:

                      OPTION GRANTS IN LAST FISCAL YEAR(1)

                                                             INDIVIDUAL GRANTS
                                ----------------------------------------------------------------------------
                                NUMBER OF
                                SECURITIES       % OF TOTAL
                                UNDERLYING    OPTIONS GRANTED
                                 OPTIONS      TO EMPLOYEES IN     EXERCISE OR    EXPIRATION     GRANT DATE
             NAME                GRANTED      1996 FISCAL YEAR    BASE PRICE        DATE       PRESENT VALUE
             ----               ----------    ----------------    -----------    ----------    -------------
Robert J. Cresci..............    86,900(2)         8.46%            $3.00        10-1-06        $174,193(6)
Richard L. Daerr..............    20,000            1.95%            $6.25        5-24-97              --
Larry A. Talbert..............        --              --                --          --                 --
David P. Tusa.................    75,000(3)         7.30%            $3.00        10-1-06        $147,750(6)
Frank A. Perrone..............    50,000(4)         4.87%            $3.00        10-1-06        $ 98,500(6)
Dale W. Wilhelm...............    15,000(5)         1.46%            $3.00        10-1-06        $ 29,550(6)

---------------

(1) On October 1, 1996, the Compensation Committee approved an exchange of outstanding options held by current directors and active employees for new options with an exercise price of $3.00 per share and a 3 year vesting schedule (see Serv-Tech, Inc. Compensation Committee Report On Executive Compensation -- Compensation Program Components).

(2) Includes 30,900 share options previously granted and outstanding, which were exchanged for a like number of new share options granted on October 1, 1996, at an exercise price of $3.00 per share. Of the 86,900 share options granted, 25,000 share options vested on the date of grant (October 1, 1996). The remaining 61,900 share options vest on various dates over a 3 year period ending October 1, 1999 (see footnote (1) above).

(3) Includes 60,000 share options previously granted and outstanding, which were exchanged for a like number of new share options granted on October 1, 1996, at an exercise price of $3.00 per share. The 75,000 share options vest over a 3 year period ending October 1, 1999 (see footnote (1) above).

(4) Includes 35,000 share options previously granted and outstanding, which were exchanged for a like number of new share options granted on October 1, 1996, at an exercise price of $3.00 per share. The 50,000 share options vest over a 3 year period ending October 1, 1999 (see footnote (1) above).

(5) Includes 15,000 share options previously granted and outstanding, which were exchanged for a like number of new share options granted on October 1, 1996, at an exercise price of $3.00 per share. The 15,000 share options vest over a 3 year period ending October 1, 1999 (see footnote (1) above).

(6) Grant date present value is based upon the Black-Scholes option pricing model. The Black-Scholes option value was based upon the following assumptions: (i) no annualized dividend yield, (ii) an annualized stock price volatility factor of .4927, (iii) a risk free interest rate of 6.46%,
    (iv) options exercised 10 years from the date of grant, and (v) a discount rate of 3% per year during the 3 year vesting period to reflect the risk of forfeiture of unvested stock options. These assumptions were based upon 6 years of historical monthly trading data.

     Option Exercises and Year-End Option Values. The following table sets forth the year-end values of unexercised options held by the Named Executives at December 31, 1996, where the value of the underlying stock exceeds the exercise price. The Company has not granted any stock appreciation rights.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        DECEMBER 31, 1996 OPTION VALUES

     None of the Named Executives exercised any stock options in the 1996 fiscal year.

                                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                UNDERLYING OPTIONS AT            IN-THE-MONEY OPTIONS
                                                  DECEMBER 31, 1996            AT DECEMBER 31, 1996(1)
                                             ----------------------------    ----------------------------
                   NAME                      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                   ----                      -----------    -------------    -----------    -------------
Robert J. Cresci...........................     25,000         61,900             0               0
Richard L. Daerr...........................    200,000              0             0               0
Larry A. Talbert...........................     69,000         36,000             0               0
David P. Tusa..............................          0         75,000             0               0
Frank A. Perrone...........................          0         50,000             0               0
Dale W. Wilhelm............................          0         15,000             0               0

---------------

(1) The value of options was calculated using the average of the high and low prices of the Company's Common Stock on the NASDAQ as of December 31, 1996, which was $2.4375.

     During October, 1996, 736,900 then outstanding stock options were exchanged for stock options with a 3 year vesting schedule and an option price of $3.00 per share, the then current market price of Company Stock (the "Exchange"). Participation in the Exchange by Named Executives is as follows:

                           EXCHANGE OF OPTIONS TABLE

                                                 MARKET
                                                 PRICE       EXERCISE                LENGTH OF ORIGINAL
                                   NUMBER OF    OF STOCK      PRICE        NEW           OPTION TERM
                                    OPTIONS    AT TIME OF   AT TIME OF   EXERCISE     REMAINING AT DATE
         NAME             DATE     EXCHANGED    EXCHANGE     EXCHANGE     PRICE          OF EXCHANGE
         ----           ---------  ---------   ----------   ----------   --------    ------------------
Robert J. Cresci......    10/1/96     10,000    $  3.00      $12.375     $  3.00     4 years, one month
                          10/1/96      5,000    $  3.00      $  8.25     $  3.00    6 years, seven months
                          10/1/96      6,000    $  3.00      $  7.75     $  3.00     7 years, one month
                          10/1/96      1,000    $  3.00      $  6.75     $  3.00    8 years, four months
                          10/1/96      8,900    $  3.00      $ 5.625     $  3.00     8 years, ten months
                                   ---------
                                      30,900
David P. Tusa.........    10/1/96     50,000    $  3.00      $  6.25     $  3.00     8 years, one month
                          10/1/96     10,000    $  3.00      $  6.75     $  3.00    8 years, four months
                                   ---------
                                      60,000
Frank A. Perrone......    10/1/96     35,000    $  3.00      $  6.25     $  3.00     8 years, one month
Dale W. Wilhelm.......    10/1/96     15,000    $  3.00      $  6.25     $  3.00     8 years, one month

                 SERV-TECH, INC. COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

     In fiscal year 1996, the Compensation Committee (the "Committee") was comprised of 3 non-salaried directors, Messrs. O'Brien (Chairman) Hock and Piette, who also comprise the Administrative Committee of the Company's Long Term Incentive Plan. For the remainder of this report, the Administrative Committee is considered a part of the Compensation Committee except as otherwise indicated.

     The Compensation Committee makes recommendations to the Board regarding executive officer salaries and bonuses, and the Administrative Committee of the Long Term Incentive Plan makes decisions regarding stock option grants and stock awards. All recommendations of the Compensation Committee are reviewed and approved by the entire Board of Directors (except that directors who are also executive officers or serve as Chairman of the Board abstain from voting with respect to their own compensation) except as otherwise indicated.

COMPENSATION POLICY

     The compensation policy of the Company, which is endorsed by the Committee, is that a substantial portion of the annual compensation for each executive officer should relate to and be dependent upon the performance of the Company as well as the individual contribution of each officer. Consequently, the compensation program is designed to motivate senior management and to align the interests of executive officers with the long-term interest of shareholders.

COMPENSATION PROGRAM COMPONENTS

     The executive compensation program is comprised of salary, annual cash bonus awards and long-term incentive opportunities primarily in the form of stock options.

     Base Salary -- At senior executive levels, base salaries are modest by industry standards. Actual salaries are based on individual performance, comparative levels of responsibility and competitive marketplace relationships.

     Annual Bonus Awards -- Except for bonus amounts awarded on the basis of exceptional and meritorious achievement, the Company awards annual bonuses based on the attainment of certain operating objectives. Executive officer bonuses are derived from a specific quantitative formula approved by the Compensation Committee based on ultimate financial performance of the Company and its operating subsidiaries as measured against Board approved financial goals.

     Stock Option Plans -- The Committee strongly believes that it is in the best interest of the shareholders for the Company compensation to be tied directly to shareholder return by the participation of key executives in long-term incentive stock awards. Therefore, key executives and management are eligible to receive, from time to time, stock options which give them the right to purchase stock in the future at a specified price. The number of stock options granted to executive officers is based on individual performance, performance of the Company's subsidiaries and competitive practices. In view of the decline in price of the Company's stock price in 1996 and the need to maintain an incentive for Company management, the Committee approved the exchange of all outstanding stock options held by current directors and active employees for new stock options with a $3.00 per share exercise price and a new 3 year vesting period. Except with respect to non-employee directors and except with respect to 25,000 share options to the Chairman, Mr. Cresci, all stock options issued pursuant to the October 1, 1996, exchange have a new 3 year vesting schedule regardless of the majority-vested status of the stock options so exchanged.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     As Chairman of the Board, Mr. Cresci's retainer is determined by the members of the Compensation Committee based on the performance of the Company and the efforts of Mr. Cresci. The Board raised Mr. Cresci's annual retainer from $75,000 to $100,000 effective May 23, 1996, to reflect Mr. Cresci's additional duties as President and Chief Executive Officer of the Company commencing as of that date.

                                            COMPENSATION COMMITTEE

                                            John B. O'Brien, Chairman
                                            D. D. Hock
                                            James M. Piette

PERFORMANCE GRAPH

     The following graph compares the performance of the Company's Common Stock to the NASDAQ Total Return Index and to an index of peer companies selected by the Company since December 31, 1991.

        MEASUREMENT PERIOD
      (FISCAL YEAR COVERED)             SERV-TECH           S&P 500          PEER GROUP
1991                                           100.00             100.00             100.00
1992                                            93.30             107.70              75.10
1993                                            82.20             118.20              64.40
1994                                            57.80             119.80              58.40
1995                                            52.20             164.80              49.90
1996                                            21.70             203.20              58.10

     The lines in the graph assume that the value of an investment in the Company's Common Stock on each index was $100 on December 31, 1991 and that any dividends were reinvested. The companies in the peer group are Allwaste, Inc., Chempower, Inc., Gundle SLT Environmental, Inc., GZA Geoenvironmental Technology, Inc., C. H. Heist Corp. and Matrix Service Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Principal Holders of Securities. The following table sets forth certain information as of March 14, 1997, with respect to: (i) each person known by the Company to own beneficially more than 5% of the Company's shares of outstanding Common Stock; and (ii) all directors and executive officers as a group.

              NAME OF BENEFICIAL                AMOUNT AND NATURE OF      PERCENT
              OWNER AND ADDRESS                 BENEFICIAL OWNERSHIP      OF CLASS
              ------------------                --------------------      --------
Heartland Advisors, Inc.......................      1,013,100(1)            14.9%
790 North Milwaukee Street
Milwaukee, WI 53202
Richard W. Krajicek...........................        559,618(2)            8.16%
1111 Hermann Drive
Houston, TX 77004
Dimensional Fund Advisors Inc.................        354,655(3)            5.21%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
All directors and executive officers..........        247,590(4)            3.61%
  as a group (8 persons)

---------------

(1) The shares of common stock are held in investment advisory accounts of Heartland Advisors, Inc. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities. The interests of one such account, Heartland Group, Inc., a registered investment company, relates to more than 5% of the class. The number of Company shares owned was as of December 31, 1996, as Heartland Advisors, Inc. has not provided more current data.

(2) Includes 25,313 shares owned by Mr. Krajicek's spouse and 102,850 shares held by Merit Systems, Inc., a Louisiana corporation, of which Mr. Krajicek is a principal shareholder, an officer and a director, and also includes shares that represent options currently exercisable or exercisable within 60 days to purchase 8,000 shares of Common Stock.

(3) Officers of Dimensional Fund Advisors Inc. also serve as officers of DFA Investment Dimensions Group Inc. (the "Fund") and The DFA Investment Trust Company (the "Trust"), both of which are registered open-end management investment companies. In their positions as officers of the Fund and the Trust, those persons vote an aggregate of 56,900 additional shares owned by the Fund and 50,355 shares owned by the Trust. The number of Company shares shown owned was as of December 31, 1996, as Dimensional Fund Advisors Inc. has not provided more current data.

(4) Includes shares that represent options currently exercisable or exercisable within 60 days to purchase 85,000 shares of Common Stock granted to all directors and executive officers as a group.

     Security Ownership of Management. The following table sets forth certain information as of March 14, 1997, with respect to: (i) each Named Executive;
(ii) each director; and (iii) all directors and executive officers as a group.

                  NAME OF                       AMOUNT AND NATURE OF        PERCENT
              BENEFICIAL OWNER                BENEFICIAL OWNERSHIP (1)      OF CLASS
              ----------------                ------------------------      --------
Robert J. Cresci............................          170,000(2)              2.48%
Richard L. Daerr............................          200,000(2)              2.91%
Larry A. Talbert............................           82,800(2)              1.21%
David P. Tusa...............................            6,440(2)              0.09%
Frank A. Perrone............................            4,440(2)              0.06%
Dale W. Wilhelm.............................            1,210(2)              0.02%
D. D. Hock..................................           13,000(2)              0.19%
Mike M. Mustafoglu..........................           12,000(2)              0.17%
John B. O'Brien.............................           16,000(2)              0.23%
James M. Piette.............................           24,500(2)              0.36%
All directors and executive officers........          247,590(2)              3.61%
  as a group (8 persons)

---------------

(1) Except as otherwise indicated below, all shares are owned directly and the owner has sole voting and dispositive authority with respect to such shares.

(2) Includes shares that represent options currently exercisable or exercisable within 60 days to purchase 354,000 shares of Common Stock. The foregoing includes the following specific individuals: Mr. Daerr 200,000 shares; Mr. Talbert 69,000 shares; Mr. Cresci 31,000 shares; Mr. Hock 12,000 shares; Mr. Mustafoglu 12,000 shares; Mr. O'Brien 16,000 shares; and Mr. Piette 14,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As disclosed in Note 17 of Notes to the Consolidated Financial Statements in Item 8 above, the Company recently entered into an Agreement and Plan of Merger with Philip Environmental, Inc. (the "Merger"). Upon consummation of the Merger, the Company will pay to Mr. Robert J. Cresci, Chairman, President and Chief Executive Officer an amount equal to $150,000. In addition, upon consummation of the Merger, the Company will pay transaction bonuses to David P. Tusa, Senior Vice President, Finance and Administration, Frank A. Perrone, Vice President, General Counsel and Corporate Secretary, and Dale W. Wilhelm, Corporate Controller, in the amounts of $140,000, $50,000, and $45,000, respectively.

     The Employment Agreement of Mr. Tusa dated as of August 29, 1994, as amended, and the Employment Agreement of Mr. Perrone dated as of November 10, 1994, as amended, (collectively, the "Employment Agreements"), each provide for the payment of certain benefits to Mr. Tusa and Mr. Perrone

(each being referred to as the "Executive") upon termination of their employment within three years after a Change in Control (as defined in the Agreements). The Merger will constitute a "Change in Control" under the Agreements. Accordingly, if within three years after the consummation of the Merger, either (i) the Company terminates the Executive's employment for any reason (other than the Executive's retirement, disability or death) or (ii) the Executive resigns from his employment with the Company for any reason, then the Executive will be entitled to receive the following benefits from the Company:

          (i) a cash payment equal to (a) the Executive's base salary (plus car allowance) for either the 18 month period ending immediately before consummation of the Merger or the 18 month period ending immediately before the termination of the Executive's employment, whichever is greater, minus
     (b) the minimum amount required to avoid certain adverse excise tax and federal income tax consequences to the Executive and the Company, respectively, resulting from "excess parachute payments";

          (ii) medical and life insurance coverage, paid by the Company, as in effect immediately before the Merger for a period of 18 months after the Executive's termination, unless the Executive becomes eligible for such coverage from a subsequent employer; and

          (iii) 18 months of additional service credit for all purposes, including vesting, retirement, eligibility, and benefit accrual, under all employee benefit plans sponsored by the Company in which the Executive participated immediately before the Merger.

     The Company has agreed to provide certain supplemental benefits to Mr. Wilhelm. Specifically, if Mr. Wilhelm's employment is terminated either by the Company, without cause or by resignation of Mr. Wilhelm prior to reaching the age of 64 1/2, the Company will pay Mr. Wilhelm a lump sum severance payment equal to 12 months of his salary (plus car allowance) at the time of such termination or resignation. In addition, Mr. Wilhelm will be entitled to retain certain benefits (group health, dental and car allowance) on the then current terms and cost for the 12 months subsequent to such termination or resignation, unless Mr. Wilhelm becomes eligible for such benefits from a subsequent employer.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules:

          (1) Consolidated Financial Statements:

     See Index to Financial Statements in Item 8, which information is herein incorporated by reference.

          (2) Consolidated Financial Statement Schedules:

                                                              PAGE
                                                              ----
II. Valuation and Qualifying Accounts.......................   53
   Independent Auditors' Report.............................   54

        (3) Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

     (b) Reports on Form 8-K:

     The Company filed on March 6, 1997, a Current Report on Form 8-K dated March 5, 1997, with the Securities and Exchange Commission in connection with entering an Agreement and Plan of Merger with Philip Environmental Inc., an Ontario, Canada corporation.

     The Company filed on October 9, 1996, a Current Report on Form 8-K dated September 30, 1996, with the Securities and Exchange Commission in connection with termination of merger negotiations with HydroChem Holdings, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SERV-TECH, INC.

                                            By      /s/ ROBERT J. CRESCI
                                             -----------------------------------
                                                      Robert J. Cresci,
                                                  Chairman, President, CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                /s/ ROBERT J. CRESCI                   Chairman, President, CEO, Director    March 28, 1997
-----------------------------------------------------
                 (Robert J. Cresci)

                  /s/ DAVID P. TUSA                    Senior Vice President, Finance and    March 28, 1997
-----------------------------------------------------    Administration
                   (David P. Tusa)

               /s/ MIKE M. MUSTAFOGLU                  Director                              March 28, 1997
-----------------------------------------------------
                (Mike M. Mustafoglu)

                 /s/ JOHN B. O'BRIEN                   Director                              March 28, 1997
-----------------------------------------------------
                  (John B. O'Brien)

                /s/ D. D. (DEL) HOCK                   Director                              March 28, 1997
-----------------------------------------------------
                 (D. D. (Del) Hock)

                 /s/ JAMES M. PIETTE                   Director                              March 28, 1997
-----------------------------------------------------
                  (James M. Piette)

                /s/ FRANK A. PERRONE                   Director, Vice President, General     March 28, 1997
-----------------------------------------------------    Counsel, Secretary
                 (Frank A. Perrone)

                 /s/ DALE W. WILHELM                   Corporate Controller                  March 28, 1997
-----------------------------------------------------
                  (Dale W. Wilhelm)

                                                                     SCHEDULE II

                        SERV-TECH, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

           COL. A.                COL. B         COL. C -- ADDITIONS           COL. D          COL. F
           -------              ----------   ----------------------------    -----------    ------------
                                                (1)             (2)
                                BALANCE AT   CHARGED TO     CHARGED TO                        BALANCE
                                BEGINNING    COSTS AND    OTHER ACCOUNTS-    DEDUCTIONS-       AT END
         DESCRIPTION            OF PERIOD     EXPENSES       DESCRIBE         DESCRIBE       OF PERIOD
         -----------            ----------   ----------   ---------------    -----------    ------------

December 31, 1996:
  Allowance for doubtful
     accounts.................  1,755,230      177,476             --         1,028,408(A)       904,298
December 31, 1995:
  Allowance for doubtful
     accounts.................  1,677,334    1,123,775         74,043(B)      1,119,922(A)     1,755,230
December 31, 1994:
  Allowance for doubtful
     accounts.................    225,388      903,809        835,285(B)        287,148(A)     1,677,334

---------------

(A) Represents recoveries and uncollectible accounts written off.

(B) Represents allowance for doubtful accounts of companies acquired at date of acquisition.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Serv-Tech, Inc.:

     Under date of February 26, 1997, we reported on the consolidated balance sheets of Serv-Tech, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying Index to Financial Statements. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Houston, Texas
February 26, 1997

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       2.1(5)            -- Agreement and Plan of Merger dated June 14, 1994, among
                            Serv-Tech, Inc., Hartney Acquisition Corporation and
                            Hartney Industrial Services Corporation.
       3.1(1)            -- Restated Articles of Incorporation of Serv-Tech, Inc.
       3.2(1)            -- Bylaws, as amended, of Serv-Tech, Inc.
       4.1(1)            -- Specimen stock certificate evidencing Common Stock of
                            Serv-Tech, Inc.
      10.1(1)            -- United States Patent Number 4,817,653 (Tank Cleaning,
                            Water Washing Robot), dated April 4, 1989.
      10.2(1)            -- United States Patent Number 4,805,653 (Mobile
                            Articulatable Tube Bundle Cleaner), dated February 21,
                            1989.
      10.3(1)            -- United States Patent Number 4,666,365 (Tube Bundle
                            Pulling Apparatus), dated May 19, 1987.
      10.4(1)            -- United States Patent Number 4,575,305 (Truck-Mounted Tube
                            Bundle Pulling Apparatus), dated March 11, 1986.
      10.5(2)            -- United States Patent No. 4,856,545 (Multi-Lance Tube
                            Bundle Cleaner), dated August 15, 1989.
      10.6(2)            -- United States Patent No. 4,869,638 (Aerial Bundle
                            Puller), dated September 26, 1989.
      10.7(3)            -- United States Patent No. 4,954,267 (Hydrocarbon Reclaimer
                            System), dated September 4, 1990.
      10.8(3)            -- United States Patent No. 4,945,933 (Liquid Circulator
                            Useful for Dispersing Sediment Contained in a Storage
                            Tank), dated August 7, 1990.
      10.9(3)            -- United States Patent No. 5,032,054 (Aerial Bundle
                            Puller), dated July 16, 1991.
      10.10(3)           -- United States Patent No. 5,091,016 (Method for Dispersing
                            Sediment Contained in a Storage Tank), dated February 25,
                            1992.
      10.11(6)           -- United States Patent No. 5,356,482 (Process for Vessel
                            Decontamination), dated October 18, 1994.
      10.12(6)           -- United States Patent No. 5,261,600 (Vertical Tube Bundle
                            Cleaner), dated November 16, 1993.
      10.13(6)           -- United States Patent No. 5,173,007 (Method and Apparatus
                            for In-Line Blending of Aqueous Emulsions), dated
                            December 22, 1992.
      10.14(6)           -- United States Patent No. 5,389,156 (Decontamination of
                            Hydrocarbon Process Equipment), dated February 14, 1995.
      10.15(3)(10)       -- Amended and Restated 1986 Incentive Stock Option Plan of
                            Serv-Tech, Inc.
      10.16(3)(10)       -- Amended and Restated 1989 Incentive Stock Option Plan of
                            Serv-Tech, Inc.
      10.17(3)(10)       -- Amended and Restated 1989 Director Stock Option Plan of
                            Serv-Tech, Inc.
      10.18(4)           -- Note Purchase Agreement dated June 1, 1993, by and
                            between Serv-Tech, Inc. and Berkshire Life Insurance
                            Company; Serv-Tech, Inc. and The Security Mutual Life
                            Insurance Company; Serv-Tech, Inc. and TMG Life Insurance
                            Company; Serv-Tech, Inc. and Principal Mutual Life
                            Insurance Company.
      10.19(4)(10)       -- Employment Agreement, dated May 11, 1992, between the
                            Company and Larry A. Talbert.
      10.20(4)           -- Registration Rights Agreement, dated May 11, 1992,
                            between Serv-Tech, Inc. and Larry A. Talbert.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      10.21(4)           -- Earnout Agreement, dated May 11, 1992, between Serv-Tech,
                            Inc. and Larry A. Talbert.
      10.22(6)(10)       -- Employment Agreement, dated August 9, 1994, between
                            Serv-Tech, Inc., and Richard L. Daerr.
      10.23(6)(10)       -- Employment Agreement, dated August 29, 1994, between
                            Serv-Tech, Inc., and David P. Tusa.
      10.24(6)(10)       -- Employment Agreement, dated November 10, 1994, between
                            Serv-Tech, Inc., and Frank A. Perrone.
      10.25(9)(10)       -- Serv-Tech, Inc. 1995 Long Term Incentive Plan.
      10.26(7)           -- United States Patent No. 5,403,145 (Street Legal, Mobil,
                            Truck Mounted Tube Bundle Pulling Apparatus), dated April
                            4, 1995.
      10.27(7)           -- United States Patent No. 5,425,814 (Method for Quick
                            Turnaround of Hydrocarbon Processing Units), dated June
                            20, 1995.
      10.28(7)           -- United States Patent No. 5,460,331 (Apparatus for
                            Dispersion of Sludge in a Crude Oil Storage Tank), dated
                            October 24, 1995.
      10.29(7)           -- United States Patent No. 5,485,966 (Remotely Controlled
                            Chopping Machine for Tank Cleaning), dated January 23,
                            1996.
      10.30(7)           -- Contract No. FP-03 for Design, Supply, Construction and
                            Commissioning of Finchaa Sugar Factory and Ethanol Plant
                            between Finchaa Sugar Factory of the Transitional
                            Government of Ethiopia and F. C. Schaffer & Associates,
                            Inc.
      10.31(7)(10)       -- Agreement for Serv-Tech Turnaround Services Management
                            Group.
      10.32(7)(10)       -- Agreement Relating to Employment Performance Bonuses by
                            and between Chemisolv, Limited and Chemisolv Holdings,
                            Inc. and Serv-Tech, Inc. and the Chemisolv Management
                            Group.
      10.33(7)(10)       -- Option Assignment Agreement by and between Chemisolv
                            Holdings, Inc. and Chemisolv, Limited and Serv-Tech, Inc.
                            and the Chemisolv Option Holders and Laserdisk, Limited.
      10.34(7)           -- Guaranteed Unsecured Loan Notes by and between Chemisolv
                            Holdings, Inc. and Serv-Tech, Inc. and the Chemisolv
                            Management Group.
      10.35(8)           -- Agreement and Plan of Merger, dated March 5, 1997, by and among Philip Environmental Inc., an Ontario, Canada
                            corporation ("Philip"), Taro Aggregate Ltd, an Ontario,
                            Canada corporation and wholly-owned subsidiary of Philip
                            ("Taro"), ST Acquisition Corporation, a newly-formed
                            Texas Corporation and wholly-owned subsidiary of Taro and
                            Serv-Tech, Inc.
      10.36              -- First Amended and Restated Credit Agreement among
                            Serv-Tech, Inc. and Texas Commerce Bank National
                            Association, and Bank One, Texas, N.A., dated November
                            12, 1996.
      10.37              -- Note Restructuring Amendment, dated November 12, 1996, to
                            Note Purchase Agreement by and between Serv-Tech, Inc.
                            and Principal Mutual Life Insurance Company, TMG Life
                            Insurance Company, The Security Mutual Life Insurance
                            Company, and Berkshire Life Insurance Company.
      10.38              -- Amended and Restated Continuing Reimbursement Agreement,
                            dated November 12, 1996, by and between F.C. Schaffer &
                            Associates, Inc. and ABN AMRO Bank, N.V.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      10.39              -- Intercreditor Agreement, dated November 12, 1996, by and among Principal Mutual Life Insurance Company, TMG Life
                            Insurance Company, Berkshire Life Insurance Company, and
                            The Security Mutual Life Insurance Company; Texas
                            Commerce Bank National Association and Bank One, Texas,
                            N.A.; and ABN AMRO Bank, N.V.
      10.40(10)          -- Amendment to Employment Agreement, dated March 5, 1997, by and between David P. Tusa and Serv-Tech, Inc.
      10.41(10)          -- Amendment to Employment Agreement, dated March 5, 1997, by and between Frank A. Perrone and Serv-Tech, Inc.
      10.42(10)          -- Employment Agreement, dated March 5, 1997 by and between
                            Dale W. Wilhelm and Serv-Tech, Inc.
      10.43              -- First Amendment to the First Amended and Restated Credit
                            Agreement, dated March 17, 1997, among Serv-Tech, Inc.
                            and Texas Commerce Bank National Association, and Bank
                            One, Texas, N.A.
      21.1               -- Subsidiaries of Serv-Tech, Inc.
      23.1               -- Consent of KPMG Peat Marwick LLP.
      27.1               -- Financial Data Schedule
      99.1               -- Opinion of Coopers & Lybrand for the consolidated
                            statements of operations, changes in stockholders' equity
                            and cash flow for the period ended December 31, 1994.

---------------

 (1) Incorporated by reference from the registrant's Registration Statement No. 33-29594 on Form S-1.

 (2) Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

 (3) Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

 (4) Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

 (5) Incorporated by reference from the registrant's Report on Form 8-K, dated June 14, 1994.

 (6) Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year December 31, 1994.

 (7) Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year December 31, 1995.

 (8) Incorporated by reference from the registrant's Current Report on Form 8-K dated March 5, 1997.

 (9) Incorporated by reference from the registrant's Form S-8 (Registration No. 33-62139) filed with the Securities and Exchange Commission on August 25, 1995.

(10) Management contract or compensatory plan or agreement.