Form 10-Q
period 1997-03-31
SERV TECH INC /TX/
filed 1997-05-15
CIK 852485

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                 ---------  --------

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


      Yes   X                             No
          ----                               -----



         The number of shares of Common Stock issued and outstanding, par value $0.50 per share, as of May 8, 1997 was 6,861,999.

                        SERV-TECH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                     Page(s)
                                                                                     -------
PART I.                    FINANCIAL INFORMATION
         Item 1.           Financial Statements
              Consolidated Balance Sheet
              March 31, 1997 (Unaudited) and December 31, 1996........................ 3

              Consolidated Statement of Operations (Unaudited)
              For the Three Months Ended March 31, 1997 and 1996...................... 4

              Consolidated Statement of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 1997 and 1996...................... 5

              Notes to Consolidated Financial Statements (Unaudited).................. 6


         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.............. 9


PART II.                   OTHER INFORMATION
         Item 6.           Exhibits and Reports on Form 8-K...........................12


PART III.                  SIGNATURES.................................................13



                        SERV-TECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                       March 31,       December 31,
                                                                         1997              1996
                                                                     -------------    -------------
                          ASSETS                                      (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ....................................   $   2,837,299    $   4,532,622
    Accounts receivable, net .....................................      45,378,919       23,402,942
    Costs and estimated earnings in excess of billings on
      uncompleted contracts ......................................       1,138,816        1,479,518
    Inventory ....................................................       2,006,432        2,026,359
    Prepaid expenses .............................................         651,653          839,969
    Deferred income taxes ........................................       3,496,448        3,246,448
    Net current assets from discontinued operations ..............       1,934,318          378,326
                                                                     -------------    -------------
         Total current assets ....................................      57,443,885       35,906,184
PROPERTY, PLANT AND EQUIPMENT, NET ...............................      24,627,960       26,275,026
INTANGIBLE ASSETS, NET ...........................................      14,248,999       14,189,083
OTHER ASSETS .....................................................       2,303,204        2,230,681
NET NON-CURRENT ASSETS, DISCONTINUED OPERATIONS ..................       1,860,745        1,714,503
                                                                     -------------    -------------
         Total assets ............................................   $ 100,484,793    $  80,315,477
                                                                     =============    =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .............................................   $  12,056,610    $   7,497,878
    Accrued liabilities ..........................................      15,849,007       12,672,252
    Billings in excess of costs and estimated earnings on
      uncompleted contracts ......................................       1,053,810          390,897
    Revolving line of credit .....................................      14,161,462        5,559,169
Current maturities of long-term debt .............................       1,650,881        1,587,269
                                                                     -------------    -------------
    Total current liabilities ....................................      44,771,770       27,707,465

LONG-TERM DEBT, LESS CURRENT MATURITIES ..........................      13,835,000       13,835,000
DEFERRED INCOME TAXES ............................................       2,298,668          954,317
MINORITY INTEREST ................................................         663,041          586,905
CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
    Preferred stock, $1 par value; 2,000,000 shares
      authorized; no shares issued and outstanding ...............              --               --
    Common stock, par value $.50, authorized 20,000,000
      shares; issued and outstanding shares of 6,869,709
      and 6,873,709, respectively ................................       3,434,855        3,436,855
    Additional paid-in capital ...................................      43,322,804       43,346,804
    Retained deficit .............................................      (7,657,224)      (9,457,021)
    Treasury stock, at cost, 7,710 and 13,774 shares, respectively         (31,530)         (50,343)
    Cumulative translation adjustment ............................        (152,591)         (44,505)
                                                                     -------------    -------------
         Total stockholders' equity ..............................      38,916,314       37,231,790
                                                                     -------------    -------------
         Total liabilities and stockholders' equity ..............   $ 100,484,793    $  80,315,477
                                                                     =============    =============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               for the three months ended March 31, 1997 and 1996
                                  (unaudited)



                                                                   1997            1996
                                                               ------------    ------------
Revenues ...................................................   $ 70,110,008    $ 33,313,490
Costs of services ..........................................     56,504,800      25,813,508
                                                               ------------    ------------
    Gross profit ...........................................     13,605,208       7,499,982
Selling, general and administrative expenses ...............      9,713,481       6,602,755
                                                               ------------    ------------
    Operating income .......................................      3,891,727         897,227
Other income (expense):
    Interest expense .......................................       (707,764)       (533,693)
    Interest income ........................................         56,402              --
    Other, net .............................................         (7,432)         10,140
                                                               ------------    ------------
                                                                   (658,794)       (523,553)
                                                               ------------    ------------
Minority interest ..........................................        (76,136)        (34,972)
                                                               ------------    ------------
Pre-tax earnings from continuing operations ................      3,156,797         338,702
Income tax expense .........................................      1,357,000         139,000
                                                               ------------    ------------
Net income from continuing operations ......................      1,799,797         199,702
Loss from discontinued operations, net of income tax
   benefit..................................................             --      (1,228,874)
                                                               ------------    ------------
Net income (loss) ..........................................   $  1,799,797    $ (1,029,172)
                                                               ============    ============

Earnings per share from continuing operations ..............   $       0.25    $       0.03
Loss per share from discontinued operations ................             --           (0.19)
                                                               ------------    ------------
Net income (loss) per share ................................   $       0.25    $      (0.16)
                                                               ============    ============

Weighted average common shares outstanding .................      7,198,967       6,627,517
                                                               ============    ============



              The accompanying notes are an integral part of the
                      consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1997 and 1996
                                  (unaudited)

                                                                                       1997             1996
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..........................................................   $  1,799,797    $ (1,029,172)
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
      Loss from discontinued operations ........................................             --       1,228,874
      Depreciation and amortization ............................................      1,441,564       1,493,226
      Provision for losses on accounts and notes receivable ....................        735,958        (153,503)
      Deferred income taxes ....................................................      1,094,351        (147,980)
      Minority interest ........................................................         76,136          34,972
                                                                                   ------------    ------------
                                                                                      5,147,806       1,426,417
Change in assets and liabilities:
      Accounts receivable ......................................................    (22,711,935)     (2,278,536)
      Net change in costs, estimated earnings and billings on uncompleted
        contracts ..............................................................      1,003,615         442,138
      Inventory ................................................................         19,927        (124,822)
      Prepaid expenses and other current assets ................................        188,316        (307,570)
      Other assets .............................................................        (29,259)       (316,968)
      Accounts payable .........................................................      4,558,732        (380,696)
      Accrued liabilities ......................................................      3,176,755       2,744,730
      Income tax payable .......................................................             --        (295,865)
                                                                                   ------------    ------------
        Net cash provided by (used in) operating activities of continuing
          operations ...........................................................     (8,646,043)        908,828
      Net cash provided by (used in) discontinued operations ...................       (926,572)      3,777,004
                                                                                   ------------    ------------
          Net cash provided by (used in) operating activities ..................     (9,572,615)      4,685,832
                                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures .......................................................       (182,287)       (825,597)
    Investing activities related to discontinued operations ....................         51,394      (3,805,065)
    Intangible assets ..........................................................       (255,768)         51,452
                                                                                   ------------    ------------
          Net cash used in investing activities ................................       (386,661)     (4,579,210)
                                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt .............................................     55,268,596       4,810,245
    Principal payments of debt .................................................    (46,602,689)     (2,045,415)
    Financing costs ............................................................       (126,504)             --
    Financing activities of discontinued operations ............................       (275,450)             --
                                                                                   ------------    ------------
          Net cash provided by financing activities ............................      8,263,953       2,764,830
                                                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................     (1,695,323)      2,871,452
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................      4,532,622         287,356
                                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $  2,837,299    $  3,158,808
                                                                                   ============    ============

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                        SERV-TECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             ---------------------

                                  (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Serv-Tech, Inc., and its majority-owned subsidiaries ("Company"). The unaudited consolidated financial statements have been prepared consistent with the accounting policies reflected in the consolidated financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996, and should be read in conjunction therewith.

         In management's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's consolidated financial position at March 31, 1997, and the consolidated results of its operations and cash flows for the three months ended March 31, 1997 and 1996. Interim results are not necessarily indicative of results for a full year.

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

         The Revolver permits borrowings up to $26.5 million until June 30, 1997, when the amount reduces to $19.5 million, until its scheduled December
31, 1997 maturity. Interest is payable monthly at a rate equivalent to either eurodollar plus 4.09% (currently equal to 9.78%) or prime plus 1.0% (currently equal to 9.50%). Borrowings under the Revolver are collateralized by substantially all assets of the Company. At March 31, 1997, working capital borrowings of $14.2 million were outstanding under the Revolver. As of April
30, 1997, borrowings under the Revolver had been reduced to $4.4 million. Additionally, at March 31, 1997, the Company had irrevocable letters of credit of $4.5 million outstanding, leaving total availability under the Revolver, at $7.8 million. Borrowings under the Revolver are also subject to a borrowing base computation, which is limited primarily to 75% of eligible accounts receivable, as defined.

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

3.       BUSINESS SEGMENTS

         Summarized financial information by business segment is set forth below (dollars in thousands):

Three months ended March 31,

                                                               Environmental
                             Specialty                         & Performance    Corporate
1997                         Services           SECO           Chemicals        & Other      Consolidated
----                         --------           ----           ---------        -------      ------------
   Revenues                  $53,336         $12,486           $ 5,171         $   (883)       $ 70,110
   Operating income            4,941             663               277           (1,989)          3,892

1996
----
   Revenues                  $19,414         $11,889           $ 3,910         $ (1,900)       $ 33,313
   Operating income            1,465           1,063              (167)          (1,464)            897



4.       CONTINGENCIES

         The Company is involved in various claims and disputes incidental to its business. The Company believes that the disposition of all such claims and disputes, individually or in the aggregate, should not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

         At March 31, 1997, the Company had irrevocable letters of credit outstanding of approximately $16.4 million. The letters of credit were issued primarily to (i) guarantee certain of the Company's insurance programs amounting to $4.5 million, (ii) $3.6 million to support the unrecovered portion of the Finchaa project advance payment and (iii) to support job performance guarantees on the Finchaa Sugar Mill Project amounting to $8.3 million (see
Note 7).

5.       RELATED PARTY TRANSACTION/TREASURY STOCK

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

         In March 1997, the Company reached an agreement with Mr. Krajicek to defer, to no earlier than September 30, 1997 unless agreed by the Company, the cash obligation that may be due, if any, during the period beginning November 9, 1996. Additionally, the cash obligation that may be due, if any, during the period beginning November 9, 1997 has been deferred to no earlier than February 1, 1998. Based upon the current level of the Serv-Tech stock price ($5.00 per share as of May 8, 1997), Mr. Krajicek would be due approximately $0.6 million (associated with the period beginning November 9, 1996), if the stock were sold pursuant to the terms of the Krajicek Agreement.

6.       PHILIP ENVIRONMENTAL MERGER

         On March 5, 1997, the Company entered into a definitive agreement to merge with Philip Environmental Inc. ("Philip") of Hamilton, Ontario, Canada. Under the terms of the merger agreement, each share of Company stock will be exchanged for 0.403 share of Philip stock. Based upon the closing price of Philip stock on March 5, 1997, each Company share was valued at $6.60 per share, and based upon the closing price of Philip stock on May 8, 1997, each Company share was valued at $5.19 per share. The market price for Philip stock will continue to fluctuate between the date of this report and the consummation of the acquisition of the Company by Philip. The waiting period applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1996, as amended, has terminated. Although, no further regulatory approval is required before the acquisition of the Company by Philip can be consummated, the Securities and Exchange Commission is currently reviewing the proposed Proxy and Registration Statement filed by the Company and Philip on April 24, 1997. The transaction, however, is subject to shareholder approval and is expected to close in July 1997.

         Philip is a New York Stock Exchange listed, fully integrated, resource recovery and industrial services company providing metals processing and mill services, solid and liquid by-products recovery and industrial and remediation services to all major industry sectors.

7.       DISCONTINUED OPERATIONS

         In July 1996, the Company announced its intent to discontinue its engineering, procurement and construction ("EPC") operations. The EPC operations provided a full range of engineering consultation and project management services primarily to the refining, petrochemical and food processing industries. The discontinued EPC operations consisted of, (i) several domestic EPC projects (which have now been completed), (ii) F.C. Schaffer and Associates which includes the Finchaa Sugar Factory project as well as a consulting engineering practice, (iii) a construction company in Orange, Texas (which has been closed and all remaining assets have been sold) and (iv) engineering operations in Lake Charles and New Orleans, Louisiana (which have been sold).

         The first quarter 1996 net loss from discontinued operations of $1.2 million (net of income tax benefit of $0.7 million), or $0.19 per share, was due primarily to the write-down of the profitability on several domestic EPC projects and increased overhead expenses resulting from lower than anticipated EPC activity for the quarter.

         Net current assets from discontinued operations at March 31, 1997 consisted primarily of working capital associated with the Finchaa project and the consulting engineering practice of F.C. Schaffer and Associates. Net non-current assets from discontinued operations consisted of property and equipment, net of a $0.2 million note payable.

         Revenues generated by the discontinued EPC operations for the three months ended March 31, 1997 and 1996 were $5.1 million and $30.0 million, respectively. First quarter 1997 and 1996 revenues included $3.9 million and $16.0 million related to the Finchaa Sugar Factory Project, respectively.

FINCHAA SUGAR FACTORY PROJECT

         During the first quarter of 1995, F. C. Schaffer & Associates ("Schaffer"), a subsidiary of the Company, secured an $83 million contract to engineer, design, procure and construct a 4,000 metric ton cane-per-day sugar factory and 45,000 liter-per-day ethanol plant in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997 followed by a twelve month warranty and training period. In conjunction with the effectiveness of the contract, the Company received an advance payment equal to 20% of the contract value. The Company has issued letters of credit to support performance and the 20% advance payment. At March 31, 1997, letters of credit of $3.6 million were outstanding to support the unrecovered portion of the advance payment and $8.3 million to support project performance guarantees. Contractual payment amounts to Schaffer are supported by a revolving letter of credit to be issued by the Ethiopian government via the African Development Bank.

         As of March 31, 1997, the Finchaa project was approximately 89% complete.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

          For the three months ended March 31, 1997, the Company recorded net earnings from continuing operations of $1.8 million, or $0.25 per share, an increase of $1.6 million over net earnings of $0.2 million, or $0.03 per share, for the corresponding quarter of 1996.

         Consolidated revenues from continuing operations for the first quarter of 1997 of $70.1 million, were $36.8 million, or 110.5% higher than the first quarter of 1996. This increase is mainly attributable to higher levels of activity in the specialty turnaround maintenance businesses of the Specialty Services operating group. Specialty Services includes specialty turnaround maintenance, refractory and welding services. The increased revenue level is a result of the strong refinery maintenance market as well as scheduling of maintenance work previously delayed.

         Consolidated selling, general and administrative expenses for the first quarter of 1997 were $9.7 million, a 47.1% increase from the first quarter of 1996's level of $6.6 million. This increase is consistent with the increase in the level of activity and revenues for the quarter.

         Interest expense for the three months ended March 31, 1997 increased $0.2 million, or 32.6% over the corresponding period of 1996. The increase is due to higher borrowings under the Company's revolving line of credit necessary to fund the increased working capital needs as a result of increased activity.

SPECIALTY SERVICES

         Specialty Services generated revenues of $53.3 million for the first quarter of 1997, an increase of $33.9 million, or 174.7%, over the first quarter of 1996. As discussed above, the increase in revenue is mainly attributable to the strong refinery maintenance market as well as scheduling of maintenance work previously delayed.

         The operating income for the first quarter of 1997 of $4.9 million is a $3.4 million improvement over the $1.5 million operating income for the corresponding quarter of 1996. The improved results are consistent with the increased levels of turnaround maintenance revenue for the quarter versus the prior year.

SECO

         SECO revenues increased slightly, from $11.9 million for the first quarter of 1996 to $12.5 million for the first quarter of 1997, representing an increase of $0.6 million, or 5.0%. Revenues from deepwater drilling platform installations were $1.7 million for the three months ended March 31, 1997, compared to $2.2 for the first quarter of 1996. Included in 1997's first quarter offshore revenues are $0.4 million attributable to the Shell URSA tension leg platform project, awarded in October, 1996, and currently scheduled for completion in July 1998.

         Operating income was $0.7 million for the first quarter of 1997, a decrease of $0.4 million, or 37.6%, over the corresponding quarter of 1996, due primarily to the higher levels of overhead in the 1997 first quarter.

ENVIRONMENTAL AND PERFORMANCE CHEMICALS

         Environmental and Performance Chemical revenues for 1997 increased by $1.3 million, from $3.9 million for the first quarter of 1996 to $5.2 million for the first quarter of 1997. This increase is consistent with the increased level of refinery maintenance experienced in the first quarter of 1997.

         Operating income increased $0.5 million, from a loss of $0.2 million for the three months ended March 31, 1996 to a $0.3 million operating income for the first three months of 1997. This increase is consistent with increased revenues for the quarter.

CORPORATE & OTHER

         The operating loss for the three months ended March 31, 1997 was $2.0 million compared to $1.5 million operating loss for the first quarter of 1996. The 1997 operating loss includes approximately $0.5 million of consulting and merger related expense accruals. (see Note 6 of Notes to Consolidated Financial Statements). Excluding these expenses, the operating loss for the three months ended March 31, 1997 was $1.5 million, consistent with 1996 levels.

DISCONTINUED OPERATIONS

         As explained in Note 7 of the Notes to Consolidated Financial Statements, in July 1996, the Company announced its intent to discontinue its engineering, procurement and construction ("EPC") operations. The EPC operations provided a full range of engineering consultation and project management services primarily to the refining, petrochemical and food processing industries. The discontinued EPC operations consisted of, (i) several domestic EPC projects (which have now been completed), (ii) F.C. Schaffer and Associates which includes the Finchaa Sugar Factory project as well as a consulting engineering practice, (iii) a construction company in Orange, Texas (which has been closed and all remaining assets have been sold) and (iv) engineering operations in Lake Charles and New Orleans, Louisiana (which have been sold).

         The first quarter 1996 net loss from discontinued operations of $1.2 million (net of income tax benefit of $0.7 million), or $0.19 per share, was due primarily to the write-down of the profitability on several domestic EPC projects and increased overhead expenses resulting from lower than anticipated EPC activity for the quarter.

         Revenues generated by the discontinued EPC operations for the three months ended March 31, 1997 and 1996 were $5.1 million and $30.0 million, respectively. First quarter 1997 and 1996 revenues included $3.9 million and $16.0 million related to the Finchaa Sugar Factory Project, respectively.

FINCHAA SUGAR FACTORY PROJECT

         During the first quarter of 1995, F. C. Schaffer & Associates ("Schaffer"), a subsidiary of the Company, secured an $83 million contract to engineer, design, procure and construct a 4,000 metric ton cane-per-day sugar factory and 45,000 liter-per-day ethanol plant in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997 followed by a twelve month warranty and training period. In conjunction with the effectiveness of the contract, the Company received an advance payment equal to 20% of the contract value. The Company has issued letters of credit to support performance and the 20% advance payment. At March 31, 1997, letters of credit of $3.6 million were outstanding to support the unrecovered portion of the advance payment and $8.3 million to support project performance guarantees. Contractual payment amounts to Schaffer are supported by a revolving letter of credit to be issued by the Ethiopian government via the African Development Bank.

         As of March 31, 1997, the Finchaa project was approximately 89% complete.

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures for the three months ended March 31, 1997, excluding acquisitions, were approximately $0.2 million. These expenditures were primarily for the purchase of operating equipment necessary to support the Company's business activities. Capital expenditures for the remainder of 1997, excluding acquisitions, are expected to be approximately $1.3 million.

         At March 31, 1997, the Company's working capital totaled approximately $12.7 million ($26.8 million excluding the revolving line of credit).

         In November 1996, the Company has recently reached agreement with its lenders regarding the restructuring of its debt facilities including the: (i) $15.0 million long-term notes held by four insurance companies (the "Notes"),
(ii) revolving line of credit with two banks (the "Revolver"), and (iii) the letters of credit supporting performance and advance payment amounts related to the Finchaa Sugar Factory project totaling $11.9 million at March 31, 1997 (the "Finchaa LOC").

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

         The Revolver permits borrowings up to $26.5 million until April 30, 1997, decreasing to $23.5 million until June 30, 1997, at which time it decreases to $19.5 million, until its scheduled December 31, 1997 maturity. Interest is payable monthly at a rate equivalent to either eurodollar plus
4.09% (currently equal to 9.78%) or prime plus 1.0% (currently equal to 9.50%). Borrowings under the Revolver are collateralized by substantially all assets of the Company. At March 31 1997, working capital borrowings of $14.2 million were outstanding under the Revolver. As of April 30, 1997, borrowings under the Revolver had been reduced to $4.4 million. Additionally, at March 31, 1997, the Company had irrevocable letters of credit of $4.5 million outstanding, leaving total availability under the Revolver, at $7.8 million. Borrowings under the Revolver are also subject to a borrowing base computation, which is limited primarily to 75% of eligible accounts receivable, as defined.

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

         For the three months ended March 31, 1997, net cash flows used in operating activities were $9.6 million, consisting primarily of net income of $1.8 million, and depreciation and amortization of $1.4 million, offset by changes in working capital accounts of $13.8 million from continuing operations and cash used by discontinued operations of $0.9 million. The change in working capital accounts from continuing operations is primarily due to an increase in accounts receivable of $22.7 million primarily offset by a decrease in costs, estimated earnings and billings on uncompleted contracts, and increases in accounts payable and accrued liabilities of $7.3 million. Net cash used in investing activities was $0.4 million for the three months ended March 31, 1997, consisting primarily of capital expenditures of $0.2 million and an increase in intangible assets of $0.2 million. Net cash provided from financing activities for the three month period of $8.3 million consisted primarily of net borrowings from the Company's revolving line of credit of $8.6 million offset by a $0.3 million debt payment related to discontinued operations.

         As further discussed in Note 2 of Notes to Consolidated Financial Statements, the Company secured an $83.0 million contract to engineer, design, procure and construct a 4,000 metric ton cane-per-day sugar factory and 45,000 liter-per-day ethanol facility in Finchaa, Ethiopia. The project, which is financed by the African Development Bank, is expected to be completed in the latter part of 1997. On

February 7, 1995, the Company received an advanced payment equal to 20% of the contract value. The Company issued letters of credit to support performance and the 20% advance payment. At March 31, 1997, such letters of credit totaled $3.6 million to support the unrecovered portion of the advance payment and $8.3 million to support the project performance guarantees. The project, which was approximately 89% complete at March 31, 1997, is expected to be self-funding and, therefore, should not require working capital support other than payments received from the project owner.

         Management believes that existing cash, cash flow from operations, and existing credit facilities will be sufficient to meet the current ongoing requirements of the operations of the Company. In addition, the above sources may be supplemented with other external sources of funds to meet additional cash requirements, if necessary.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not limited to, the following: (i) the ability of the Company to successfully complete the Finchaa Sugar Factory Project within the parameters of the current schedule and budget, (ii) the ability of the Company to generate sufficient quarterly project revenues in light of the effect on the business of the seasonality and volatile nature of the customers maintenance needs, (iii) the ability of the Company to fund operations and working capital needs with current financial resources, and (iv) the ability of the Company to meet the ongoing covenant requirements of its debt and letters of credit facilities.








                                    PART II

                               OTHER INFORMATION



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Agreement and Plan of Merger, dated March 5, 1997, by and among Philip Environmental Inc., an Ontario, Canada corporation ("Philip"), Taro Aggregate Ltd., an Ontario, Canada corporation and wholly-owned subsidiary of Philip ("Taro"), ST Acquisition Corporation, a newly-formed Texas corporation and wholly-owned subsidiary of Taro and Serv-Tech, Inc. (incorporated by reference from the registrant's Current Report on Form 8-K, dated March 5,
                       1997).

                  27.1 Financial Data Schedule

         (b)      Reports on Form 8-K
                  On March 6, 1997, the Company filed a Current Report on
                  Form 8-K dated March 5, 1997, with the Securities and Exchange Commission in connection with entering an Agreement and Plan of Merger with Philip Environmental Inc., an Ontario, Canada corporation.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SERV-TECH, INC.


By                    /s/  David P. Tusa
  ---------------------------------------------------------
                           David P. Tusa
                        Sr. Vice President,
                    Finance and Administration


Date                       May 14, 1997
    -------------------------------------------------------


By                   /s/  Dale W. Wilhelm
  ---------------------------------------------------------
                          Dale W. Wilhelm
                       Corporate Controller


Date                       May 14, 1997
    -------------------------------------------------------

                               INDEX TO EXHIBITS


EXHIBIT NUMBER                DESCRIPTION
--------------                -----------

  27.1                        FINANCIAL DATA SCHEDULE